Form 10-K
period 2006-12-31
Bear Stearns Asset Backed Securities Trust 2006-SD2
filed 2007-04-02
CIK 1363934

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission file number:  333-131374-08

       Bear Stearns Asset Backed Securities I Trust 2006-SD2
       (exact name of issuing entity as specified in its charter)

       Bear Stearns Asset Backed Securities I LLC.
       (exact name of the depositor as specified in its charter)

       EMC Mortgage Corporation
       (exact name of the sponsor as specified in its charter)


  New York                                          54-2197127
  (State or other jurisdiction of                   54-2197128
  incorporation or organization)                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Omitted.


  Item 1A.  Risk Factors.

            Omitted.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Omitted.


  Item 3.  Legal Proceedings.

            Omitted.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Omitted.


                                PART II

  Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Omitted.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Omitted.


  Item 8.  Financial Statements and Supplementary Data.

            Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Omitted.


  Item 9A. Controls and Procedures.

            Omitted.


  Item 9A(T). Controls and Procedures.

            Omitted.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Omitted.


  Item 11. Executive Compensation.

            Omitted.

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

            Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Omitted.


  Item 14. Principal Accounting Fees and Services.

            Omitted.



                ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            No single obligor represents more than 10% of the pool assets held by this transaction.


  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.



             None.


  Item 1117 of Regulation AB, Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.



  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.


            On February 9, 2007, Bear Stearns Residential Mortgage Corporation, a wholly owned subsidiary of The Bear Stearns Companies Inc. and an affiliate of the Registrant, acquired certain assets used in the subprime wholesale mortgage banking division of Performance Credit Corporation (formerly known as Encore Credit Corp.) ("PCC"), a California corporation that, until February 9, 2007, originated and purchased one-to four-family residential mortgage loans offered to borrowers with a particular emphasis on "nonconforming" borrowers who generally do not satisfy the credit, collateral, documentation or other standards required by conventional mortgage lenders and loan buyers.


  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.


            The servicing criteria have been completed within the manner stated in the governing documents and are attached hereto under Item 15.

            The 1122 statements for Wells Fargo Bank, National Association (Corporate Trust Services) has disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.


            The 1122 statements for Wells Fargo Bank, N.A. (servicer) has disclosed the following instances of material noncompliance with certain servicing criteria applicable to the Company during the year ended December 31, 2006:

            1. 1122(d)(3)(i) - Delinquency Reporting - The Company provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided.

            2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - The
               Company, as required by certain servicing agreements, did not provide investors with prior notification of intent to foreclose.


            Although each servicing criterion required by Item 1122(d) of Regulation AB is addressed in one or more of the Assessments of Compliance with Servicing Criteria and related Attestation Reports included with this report, the Servicer's, PHH Mortgage Corporation Assessment of Compliance and related Attestation Report did not address each of the servicing criteria that the Servicer was required to address under the terms of the related Servicing Agreement. The Servicer has not identified such failure to provide an Assessment and Attestation for these items as a material failure to fulfill its obligations under the related servicing agreement in the Servicer's Compliance Statement provided under Item 1123 of Regulation AB, because the Servicer asserts that those items are not applicable to the Servicer.


  Item 1123 of Regulation AB, Servicer Compliance Statement.


            The servicer compliance statements have been completed within the manner stated in the governing documents and are attached hereto under Item 15.



                                PART IV


  Item 15. Exhibits, Financial Statement Schedules.

      (a) Exhibits

    (4.1) Pooling and Servicing Agreement, dated as of May 1, 2006, among Bear
          Stearns Asset Backed Securities I LLC, as depositor, Wells Fargo Bank, National Association, as master servicer and as securities administrator, EMC Mortgage Corporation, as seller and servicer, and JPMorgan Chase Bank, N.A., as trustee (As previously filed on Form
          8-K filed on June 21, 2006 and is hereby incorporated by reference into this report on Form 10-K)



    (4.2) Amended and Restated Pooling and Servicing Agreement, dated as of
          December 5, 2006, among Bear Stearns Asset Backed Securities I LLC, as depositor, Wells Fargo Bank, National Association, as master servicer and as securities administrator, EMC Mortgage Corporation, as sponsor, and The Bank of New York, as successor to JP Morgan Chase Bank, N.A., as trustee (As previously filed on Form 8-K filed on January 4, 2007 and is hereby incorporated by reference into this report on Form 10-K).

   (10.1) Yield Maintenance Agreements, dated June 6, 2006, between Bear Stearns
          Financial Products Inc. and the Trustee on the behalf of Bear Stearns Asset Backed Securities Trust 2006-SD2 (As previously filed on Form 8-K filed on June 21, 2006 and is hereby incorporated by reference into this report on Form 10-K)

   (10.2) Seller's Warranties and Servicing Agreement, dated as of April 1, 2006 among EMC Mortgage Corporation as purchaser and Wells Fargo Bank, N.A. as company.

   (10.3) Servicing Agreement, dated as of May 1, 2006 among Bear Stearns Asset
          Backed Securities I LLC as owner and EMC Mortgage Corporation as servicer.

   (10.4) Mortgage Loan Purchase, Sale & Servicing Agreement, dated as of March
          30, 2006 between EMC Mortgage Corporation, as purchaser and PHH Mortgage Corporation and Bishop's Gate Residential Mortgage Trust as sellers.

   (10.5) Servicing Agreement, dated as of May 1, 2001 among EMC Mortgage
          Corporation as owner and GMAC Mortgage Corporation as servicer.

   (10.6) Purchase, Warranties and Servicing Agreement, dated as of September 1,
          2003 among EMC Mortgage Corporation as purchaser and Greenpoint Mortgage Funding, Inc., as company, as amended.

   (10.7) Purchase, Warranties and Servicing Agreement, dated as of January 1,
          2002 among EMC Mortgage Corporation as purchaser and SunTrust Mortgage, Inc., as company, as amended.

   (10.8) Servicing Agreement, dated April 1, 2005 by and between Washington
          Mutual Bank, as servicer and EMC Mortgage Corporation as owner, as amended.


     (31) Rule 13a-14(d)/15d-14(d) Certifications.

     (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Assurant Inc. as Sub-Contractor for EMC Mortgage Corporation  <F1>
      b) Assurant Inc. as Sub-Contractor for Washington Mutual Bank  <F2>
      c) EMC Mortgage Corporation, as Servicer <F1>
      d) GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation, as Servicer <F2>
      e) LandAmerica Tax and Flood Services as Sub-Contractor for EMC Mortgage Corporation  <F1>
      f) PHH Mortgage Corporation, as Servicer <F1>
      g) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A.  <F1>
      h) SunTrust Mortgage, Inc., as Servicer <F2>
      i) Washington Mutual Bank, as Servicer <F2>
      j) Wells Fargo Bank, N.A., as Servicer <F1>
      k) Wells Fargo Bank, N.A., as Master Servicer <F1>
      l) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      m) Wells Fargo Bank, N.A., as Custodian <F1>
      n) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for SunTrust Mortgage, Inc.  <F2>
      o) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A.  <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Assurant Inc. as Sub-Contractor for EMC Mortgage Corporation  <F1>
      b) Assurant Inc. as Sub-Contractor for Washington Mutual Bank  <F2>
      c) EMC Mortgage Corporation, as Servicer <F1>
      d) GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation, as Servicer <F2>
      e) LandAmerica Tax and Flood Services as Sub-Contractor for EMC Mortgage Corporation  <F1>
      f) PHH Mortgage Corporation, as Servicer <F1>
      g) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A.  <F1>
      h) SunTrust Mortgage, Inc., as Servicer <F2>
      i) Washington Mutual Bank, as Servicer <F2>
      j) Wells Fargo Bank, N.A., as Servicer <F1>
      k) Wells Fargo Bank, N.A., as Master Servicer <F1>
      l) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      m) Wells Fargo Bank, N.A., as Custodian <F1>
      n) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for SunTrust Mortgage, Inc.  <F2>
      o) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A.  <F1>


     (35) Servicer compliance statement.


      a) Assurant Inc. as Sub-Contractor for EMC Mortgage Corporation  <F4>
      b) Assurant Inc. as Sub-Contractor for Washington Mutual Bank  <F4>
      c) EMC Mortgage Corporation, as Servicer <F1>
      d) GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation, as Servicer <F3>
      e) LandAmerica Tax and Flood Services as Sub-Contractor for EMC Mortgage Corporation,   <F4>
      f) PHH Mortgage Corporation, as Servicer <F1>
      g) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A.  <F4>
      h) SunTrust Mortgage, Inc., as Servicer <F3>
      i) Washington Mutual Bank, as Servicer <F3>
      j) Wells Fargo Bank, N.A., as Servicer <F1>
      k) Wells Fargo Bank, N.A., as Master Servicer <F1>
      l) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      m) Wells Fargo Bank, N.A., as Custodian <F4>
      n) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for SunTrust Mortgage, Inc.  <F4>
      o) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A.  <F4>


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.

  <F2> The Servicing Participant serviced less than 5% of the deal and is not required under Regulation AB to provide such documentation.

  <F3> The Servicing Participant serviced less than 10% of the deal and is not required under Regulation AB to provide such documentation.

  <F4> The Servicing Participant of the deal is not required under Regulation
       AB to provide such documentation.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Bear Stearns Asset Backed Securities I Trust 2006-SD2
    (Issuing Entity)

    Wells Fargo Bank, N.A.
    (Master Servicer)

    /s/ Dawn Hammond
    Dawn Hammond, Vice President

    Date: April 1, 2007


  Exhibit Index

  Exhibit No.

     (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Assurant Inc. as Sub-Contractor for EMC Mortgage Corporation
      c) EMC Mortgage Corporation, as Servicer
      e) LandAmerica Tax and Flood Services as Sub-Contractor for EMC Mortgage Corporation
      f) PHH Mortgage Corporation, as Servicer
      g) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A.
      j) Wells Fargo Bank, N.A., as Servicer
      k) Wells Fargo Bank, N.A., as Master Servicer
      l) Wells Fargo Bank, N.A., as Securities Administrator
      m) Wells Fargo Bank, N.A., as Custodian
      o) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A.


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Assurant Inc. as Sub-Contractor for EMC Mortgage Corporation
      c) EMC Mortgage Corporation, as Servicer
      e) LandAmerica Tax and Flood Services as Sub-Contractor for EMC Mortgage Corporation
      f) PHH Mortgage Corporation, as Servicer
      g) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A.
      j) Wells Fargo Bank, N.A., as Servicer
      k) Wells Fargo Bank, N.A., as Master Servicer
      l) Wells Fargo Bank, N.A., as Securities Administrator
      m) Wells Fargo Bank, N.A., as Custodian
      o) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A.


     (35) Servicer compliance statement.


      c) EMC Mortgage Corporation, as Servicer
      f) PHH Mortgage Corporation, as Servicer
      j) Wells Fargo Bank, N.A., as Servicer
      k) Wells Fargo Bank, N.A., as Master Servicer
      l) Wells Fargo Bank, N.A., as Securities Administrator


  EX-31 Rule 13a-14(d)/15d-14(d) Certifications

  I, Dawn Hammond, certify that:

  1. I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of Bear Stearns Asset Backed Securities I Trust 2006-SD2 (the "Exchange Act periodic reports");

  2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

  4. I am responsible for reviewing the activities performed by the servicers and based on my knowledge and the compliance reviews conducted in preparing the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicers have fulfilled their obligations under the servicing agreements; and

  5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     EMC Mortgage Corporation as Servicer, GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation, as Servicer, PHH Mortgage Corporation as Servicer, SunTrust Mortgage, Inc., as Servicer and Washington Mutual Bank, as Servicer

     Dated: April 1, 2007

     /s/ Dawn Hammond
     Signature

     Vice President
     Title


EX-33 (a)
REPORT ON ASSESSMENT OF COMPLIANCE WITH
section 1122(d)(2)(vi) and section 1122(d)(4)(xi) of REGULATION AB SERVICING CRITERIA


American Security Insurance Company, Standard Guaranty Insurance Company and Safeco Financial Institution Solutions, Inc. (affiliates of Assurant Inc., collectively the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period") with the servicing criteria set forth in section 1122(d)(2)(vi), section 1122(d)(4)(xi) and section 1122(d)(4)(xii) of Title 17, section 229.1122(d) of the Code of Federal Regulations, which the Asserting Party has concluded are applicable to the insurance escrow servicing activities it performs with respect to all mortgage loan-tracking transactions covered by this report. The transactions covered by this report include all mortgage loan-tracking transactions for which the Asserting Party served as a Vendor on behalf of Servicers for such asset-backed securities transactions that were registered after January 1, 2006 with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform"). The scope of the Asserting Party assertions excludes section 1122(d)(4)(xii) of Title 17, section 229.1122(d) of the Code of Federal Regulations, which relates to servicing activities that are performed by the Asserting Party with respect to the Platform, but are not reported on herein.

The Asserting Party has assessed its compliance with section 1122(d)(2)(vi) and section 1122(d)(4)(xi) ("the Applicable Servicing Criteria") for the Reporting Period and has concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria for the Reporting Period with respect to the Platform taken as a whole. The Asserting Party used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the Applicable Servicing Criteria.

The Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria for the Reporting Period.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on the assessment of compliance with the Applicable Servicing Criteria as of and for the Reporting Period ending December 31, 2006 as set forth in this assertion.

American Security Insurance Company
Standard Guaranty Insurance Company
Safeco Financial Institution Solutions, Inc.




/s/ John Frobose
By: John Frobose
Senior Vice President


Date: February 23, 2007





EX-33 (c)
(logo)EMC
Mortgage Corporation
Proven Performance

Certification Regarding Compliance with Applicable Servicing Criteria


1. EMC Mortgage Corporation ("EMC") is responsible for assessing compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB, as of and for the 12-month period ended December 31, 2006 (the "Reporting Period"), as set forth in Appendix A hereto. The transactions covered by this report include the asset-backed securities transactions for which EMC acted as servicer involving residential mortgage loans that were completed on or after January 1, 2006, and that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform");


2. Except as set forth in paragraph 3 below, EMC used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;


3. The criteria listed in the column titled "Inapplicable Servicing Criteria" on Appendix A hereto are inapplicable to EMC based on the activities it performs, directly or through its Vendors, with respect to the Platform;


4. EMC has complied, in all material respects, with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole;


5. Deloitte & Touche LLP, a registered public accounting firm, has issued an attestation report on EMC's assessment of compliance with the applicable servicing criteria for the Reporting Period.

/s/ John Vella
John Vella
President and Chief Executive Officer

March 12, 2007


2780 Lake Vista Drive, Lewisville, Texas 75067
Mailing Address: P.O. Box 1292190 Lewisville, Texas 75029-2190

(logo) Member
Mortgage Bankers Association of America


(page)

Appendix A


SERVICING CRITERIA                                                          APPLICABLE                                 INAPPLICABLE
                                                                            SERVICING CRITERIA                         SERVICING
                                                                                                                       CRITERIA
                                                              Performed    Performed by     Performed by
                                                              Directly     Sub-Servicer(s)  Sub-Servicer(s) or
                                                              By           for              Vendor(s) for
                                                              EMC          which EMC is     which EMC is
Reference               Criteria                                           the Responsible  NOT the
                                                                           Party            Responsible Party

General Servicing Consideration

1122(d)(1)(i)   Polices and procedures are instituted          X
                to monitor any performance or other
                triggers and events of default in
                accordance with the transaction
                agreements.

1122(d)(1)(ii)  If any material servicing activities
                are outsourced to third parties,               X
                policies and procedures are
                instituted to monitor the third
                party's performance and compliance
                with such servicing activities.

1122(d)(1)(iii) Any requirements in the transaction
                agreements to maintain a back-up                                                                           X
                servicer for the mortgage loans
                are maintained.

1122(d)(1)(iv)  A fidelity bond and errors and
                omissions policy is in effect on                X
                the party participating in the
                servicing function throughout the
                reporting period in the amount of
                coverage required by and otherwise in
                accordance with the terms of the
                transaction agreements.

Cash Collection and Administration

1122(d)(2)(i)   Payments on mortgage loans are
                deposited into the appropriate                  X
                custodial bank accounts and related
                bank clearing accounts no more than
                two business days following receipt,
                or such other number of days
                specified in the transaction agreements.

1122(d)(2)(ii)  Disbursements made via wire transfer on         X
                behalf of an obligor or to an investor
                are made only by authorized personnel.

1122(d)(2)(iii) Advances of funds or guarantees regarding
                collections, cash flows or distributions,       X
                and any interest or other fees charged for
                such advances, are made, reviewed and
                approved as specified in the transaction
                agreements.

1122(d)(2)iv)   The related accounts for the transaction,
                such as cash reserve accounts or accounts        X
                established as a form of overcollateralization.
                are separately maintained (e.g. with
                respect to commingling of cash) as set
                forth in the transaction agreements.

1122(d)(2)(v)   Each custodial account is maintained at a
                federally insured depository institution as set  X
                forth in the transaction agreements. For
                purposes of this criterion, "federally insured
                depository institutions" with respect to a
                foreign financial institution means a foreign
                financial that meets the requirements of Rule
                13k-1(b)(1) of the Securities Exchange Act.


(page)

Appendix A (page 2)

Servicing Criteria
                                                                                APPLICABLE                           INAPPLICABLE
                                                                             SERVICING CRITERIA                         SERVICING
                                                                                                                        CRITERIA
                                                               Performed       Performed by        Performed by
                                                               Directly        Sub-Servicer(s)     Sub-Servicer(s) or
                                                               By              for                 Vendor(s) for
                                                               EMC             which EMC is        which EMC is
Reference               Criteria                                               the Responsible     NOT the
                                                                               Party               Responsible Party
Cash Collection and Administration (con't)

1122(d)(2)(vi)   Un-issued checks are safeguarded                X                                     X
                 so as to prevent unauthorized access.

1122(d)(2)vii)  Reconciliations are prepared on a monthly
                basis for all asset-backed securities related    X
                bank accounts, including custodial accounts
                and related bank clearing accounts. These
                reconciliations are (A) mathematically
                accurate; (B) prepared within 30 calendar
                days after the bank statement cutoff date, or
                such other number of days specified in the
                transaction agreements; (C) reviewed and
                approved by someone other than the person
                who prepared the reconciliation; items are
                resolved within 90 calendar days of their
                original identification, or such other number
                of days specified in the transaction
                agreements.

Investor Remittances and Reporting

1122(d)(3)(i)   Reports to investors, including those
                to be filed with the Commission, are              X
                maintained in accordance with the
                transaction agreements and applicable
                Commission requirements. Specifically,
                such reports (A) are prepared in
                accordance with timeframes and other
                terms set forth in the transaction
                agreements; C)1 are filed with the
                Commission as required by its rules
                and regulations; and (D) agree with
                investors' or the trustee's records as
                to the total unpaid principal balance and
                number of mortgage loans serviced by the
                Servicer.

1122(d)(3)(ii)  Amounts due to investors are allocated
                and remitted in accordance with                   X
                timeframes, distribution priority
                and other terms set forth in the
                transaction agreements.

1122(d)(3)(iii) Disbursements made to an investor
                are posted within two business                     X
                days to the Servicer's investor
                records, or such other number
                of days specified in the
                transaction agreements.

1122(d)(3)(iv)  Amounts remitted to investors
                per the investor reports agree                     X
                with cancelled checks, or other
                form of payment, or custodial bank
                statements.

Pool Asset Administration

1122(d)(4)(i)   Collateral or security on mortgage
                loans is maintained as required by                 X
                the transaction agreements or
                related mortgage loan documents.

1 EMC is not responsible for filing reports with the Commission as included in this criterion. The responsibility lies with the Securities Administrator or the Trustee depending on the specific transaction agreements.


Appendix A (page 3)


SERVICING CRITERIA                                                               APPLICABLE                            INAPPLICABLE
                                                                             SERVICING CRITERIA                        SERVICING
                                                                                                                       CRITERIA
                                                               Performed       Performed by        Performed by
                                                               Directly        Sub-Servicer(s)     Sub-Servicer(s) or
                                                               By              for                 Vendor(s) for
                                                               EMC             which EMC is        which EMC is
Reference               Criteria                                               the Responsible     NOT the
                                                                               Party               Responsible Party

Pool Asset Administration (con't)

1122(d)(4)(ii)   Mortgage loan and related documents
                 are safeguarded as required by the               X
                 transaction agreements.

1122(d)(4)(iii)  Any additions, removals or
                 substitutions to the asset                       X
                 pool are made, reviewed and
                 approved in accordance with
                 any conditions or requirements
                 in the transaction agreements.

1122(d)(4)(iv)   Payments on mortgage loans, including
                 any payoffs, made in accordance with             X
                 the related mortgage loan documents
                 are posted to the Servicer's obligor
                 records maintained no more than two
                 business days after receipt, or such
                 other number of days specified in the
                 transaction agreements, and allocated to
                 principal, interest or other items (e.g.,
                 escrow) in accordance with the related
                 mortgage loan documents.

1122(d)(4)(v)    The Servicer's records regarding the
                 mortgage loans agree with the Servicer's         X
                 records with respect to an obligor's
                 unpaid principal balance.

1122(d)(4)(vi)   Changes with respect to the terms or
                 status of an obligor's mortgage loans            X
                 (e.g., loan modifications or re-agings)
                 are made reviewed and approved by
                 authorized personnel in accordance
                 with the transaction agreements and
                 related pool asset documents.

1122(d)(4)(vii)  Loss mitigation or recovery actions
                 (e.g., forbearance plans, modifications          X
                 and deed in lieu of foreclosure,
                 foreclosures and repossessions, as
                 applicable) are initiated, conducted
                 and concluded in accordance with the
                 timeframes or other requirements
                 established by the transaction agreements.

1122(d)(4)(viii) Records documenting collection efforts are
                 maintained during the period a mortgage          X
                 loan is delinquent in accordance with the
                 transaction agreements. Such records are
                 maintained on a least a monthly basis, or
                 such other period specified in the transaction
                 agreements, and describe the entity's
                 activities in monitoring delinquent mortgage
                 loans including, for example, phone calls,
                 letters and payment rescheduling plans in
                 cases where delinquency is deemed
                 temporary (e.g., illness or unemployment).

1122(d)(4)(ix)   Adjustments to interest rates or rates
                 of return for mortgage loans with                X
                 variable rates are computed based on
                 the related mortgage loan documents.


Appendix A (page 4)


SERVICING CRITERIA                                                               APPLICABLE                            INAPPLICABLE
                                                                             SERVICING CRITERIA                        SERVICING
                                                                                                                       CRITERIA
                                                                 Performed     Performed by        Performed by
                                                                 Directly      Sub-Servicer(s)     Sub-Servicer(s) or
                                                                 By            for                 Vendor(s) for
                                                                 EMC           which EMC is        which EMC is
Reference               Criteria                                               the Responsible     NOT the
                                                                               Party               Responsible Party
Pool Asset Administration (con't)

1122(d)(4)(x)    Regarding any funds held in trust for an
                 obligor (such as escrow accounts): (A) such          X
                 funds are analyzed, in accordance with the
                 obligor's mortgage loan documents, on a
                 least an annual basis, or such other period
                 specified n the transaction agreements; (B)
                 interest on such funds is paid, or credited, to
                 obligors in accordance with applicable
                 mortgage loan documents and state laws;
                 and (C) such funds are returned to the
                 obligor within 30 calendar days of full
                 repayment of the related mortgage loans, or
                 such other number of days specified in the
                 transaction agreements.

1122(d)(4)(xi)   Payments made on behalf of an obligor
                 (such as tax or insurance payments) are              X
                 made on or before the related penalty or
                 expiration dates, as indicated on the
                 appropriate bills or notices for such
                 payments, provided that such support has
                 been received by the servicer at least 30
                 calendar days prior to these dates, or such
                 other number of days specified in the
                 transaction agreements.

1122(d)(4)(xii)  Any late payments penalties in connection
                 with any payment to be made on behalf of             X
                 an obligor are paid from the Servicer's
                 funds and not charged to the obligor,
                 unless the late payment was due to the
                 obligor's error or omission.


1122(d)(4)(xiii) Disbursements made on behalf of an obligor
                 are posted within two business days to the           X                                X
                 obligor's records maintained by the Servicer,
                 or such other numbers of days specified in
                 the transaction agreements.

1122(d)(4)(xiv)  Delinquencies, charge-offs and uncollectible
                 accounts are recognized and recorded in              X
                 accordance with the transaction agreements.

1122(d)(4)(xv)   Any External enhancement or other support,
                 identified in Item 1114(a)(1) through (3)            X
                 or - Item 1115 of Regulation AB, is maintained
                 as set forth in the transaction agreements.


(page)


Exhibit B


Describe material instances of noncompliance:
NONE

Describe any remediation efforts:
NOT APPLICABLE

Describe material instances of noncompliance by Vendor(s):
NONE

Describe any remediation efforts:
NOT APPLICABLE

Describe material deficiencies if EMC's polices and procedures to monitor Vendor(s):
NONE

Describe any remediation efforts:
NOT APPLICABLE






EX-33 (e)
Report on Assessment of Compliance

with Regulation AB Servicing Criteria

1. The undersigned authorized officer of LandAmerica Tax and Flood Services, Inc. (the "Company") is responsible for assessing the Company's compliance with the applicable servicing criteria as defined in 17 CFR Part 229 Section 1122(d)
(4)(xi) and 1122(d)(4)(xii) (the "Regulation AB Servicing Criteria") for residential mortgage backed securities for which the Company served as third-party property tax payment provider on the underlying collateral (the "Platform"). Except as set forth in the preceding sentence, the servicing criteria set forth in 17 CFR Part 229 Section 1122(d) are not applicable to the activities the Company performed with respect to the Platform.

2. The Company used the criteria in 17 CFR Part 229 Section 1122(d) to assess the compliance with the Regulation AB Servicing Criteria.

3. Under one of the services offered by the Company, some customers may elect to remit tax payments directly to tax agencies without having the Company remit those property tax payments through our tax payment service. We refer to these customers as "non-outsourced servicer customers." With respect to these non-outsourced customers and the services the Company delivered pursuant to the servicing criteria set forth in 17 CFR Part 229 Section 1122(d)(4)(xi), the Company's assertion is strictly limited to its processing of tax payments submitted through the Company's tax payment service.

4. With respect to servicing criteria set forth in 17 CFR Part 229 Section 1122(d)(4)(xii), the Company's assertion is strictly limited to its processing of property tax penalty payments. The Company has determined that its servicer customers may also have access to systems that enable those servicers to process penalties through obligor escrow accounts. Management's assessment of compliance does not relate to the actual or potential activities of other parties with access to obligor escrow accounts.

5. Based on such assessment, management believes that, as of and for the year ended December 31, 2006, the Company has complied in all material respects with the Regulation AB Servicing Criteria related to the servicing of the Platform.

6. The registered public accounting firm of Grant Thornton, LLP, has issued an attestation report on the Company's assessment of compliance with the Regulation AB Servicing Criteria as of and for the year ended December 31, 2006.

Date: February 20, 2007

LandAmerica Tax and Flood Services, Inc.



By: /s/ Bob Ige
Name: Bob Ige
Its: Executive Vice President





EX-33 (f)
PHH Mortgage
(logo) PHH
3000 Leadenhall Road
Mt. Laurel, NJ 08054

REPORT ON ASSESSMENT OF COMPLIANCE WITH REGULATION AB
SERVICING CRITERIA

PHH Mortgage Corporation (the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Perod"), with the servicing criteria set forth in Section 229.1122(d) of the Code of Federal Regulations (the "CFR"), except for criteria set forth in Section 229.1122(d)(3)(i)(c),
(d)(4)(ii), (d)(4)(xv) and (d)(1)(iii) of the CFR, which the Asserting Party has concluded are not applicable to the servicing activities it performs with respect to the transactions covered by this report (the "Applicable Servicing Criteria"). The criteria set forth in Section 229.1122 (d)(4)(vii) and
(d)(4)(xi) of the CFR are performed by outsource providers on behalf of the Asserting Party; however, the Asserting Party has monitored the outsourcing of these criteria and assumes responsibility for compliance. The transactions covered by this report include all non-agency loan sale agreements executed after January 1, 2006 as well as all re-securitization transactions after January 1, 2006 for which the Asserting Party served as servicer (the "Platform").

The Asserting Party has assessed its compliance with the Servicing Criteria as of December 31, 2006 and for the Reporting Period and has concluded that the Asserting Party has complied, in all material respects, with the Servicing Criteria with respect to the Platform taken as a whole except for as discussed below:

Standard                Description
1122(d)(1)(i)   The Asserting Party has not instituted policies and procedures to specifically monitor performance or other triggers or events of default stated in the transaction agreements
1122(d)(1)(iv)  During the months of July, August, and September, the Company's minimum coverage requirement exceeded its $160 million fidelity bond by amounts ranging up to approximately $1.3 million.
                Effective September 27, 2006, the Company's fidelity bond was increased to $170 million.
1122(d)(3)(i)(A)The Asserting Party did not maintain or provide one of the required monthly reports stated in the transaction agreements during the year
1122(d)(3)(i)(D)The Asserting Party did not perform procedures to agree the unpaid principal balance and number of loans serviced by the Asserting Party with that of the investors or trustees

Deloitte & Touche, an independent registered public accounting firm, has issued an attestation report on the assessment of compliance with the Servicing Criteria for the Reporting Period as set forth in this assertion.

PHH Mortgage Corporation

Date: February 28, 2007

/s/ Terence W. Edwards
Terence W. Edwards
President and Chief Executive Officer

/s/ Mark Danahy
Mark Danahy
Senior Vice President and Chief Financial Officer

/s/ Martin L. Foster
Martin L. Foster
Senior Vice President - Loan Servicing





EX-33 (g)
(logo) REGULUS


Report on Assessment of Compliance with Regulation AB Servicing Criteria

1. Pursuant to Subpart 229.1100 - Asset Backed Securities, 17 C.F.R. section
   229. 1100-229.1123 ("Regulation AB"), Regulus Group LLC, for itself and its wholly-owned subsidiaries (individually and collectively "Regulus"), is responsible for assessing its compliance with the servicing criteria applicable to the remittance processing services it provides to customers who are issuers or servicers of asset backed securities transactions and who have requested confirmation of Regulus' compliance in connection with loan and/or receivables portfolios that include pool assets for asset backed securities transactions (the "Platform"). Remittance processing is a service whereby check payments that are remitted by mail to a post office box are collected, processed through a highly automated data capture system, and prepared for deposit to a bank account held by the beneficiary of the payment.

2. The servicing criteria set forth in Item 1122(d) of Regulation AB were used in Regulus' assessment of compliance. Regulus has concluded that the servicing criteria set forth in Items 1122(d)(2)(i) and 1122(d)(4)(iv) of Regulation AB are applicable to the servicing activities it performs with respect to the Platform (such criteria the "Applicable Servicing Criteria"). Regulus has concluded that the remainder of the servicing criteria set forth in Item 1122(d) of Regulation AB are inapplicable to the activities it performs with respect to the Platform because Regulus does not participate in the servicing activities referenced by such servicing criteria.

3. As of and for the year ending December 31, 2006, Regulus has complied in all material respects with the Applicable Servicing Criteria set forth in Item 1122(d) of Regulation AB.

4. KPMG LLP, a registered public accounting firm, has issued an attestation report on Regulus' assessment of compliance with the Applicable Servicing Criteria as of and for the year ending December 31, 2006. A copy of that attestation report is attached hereto as Exhibit A.


/s/ Kimberlee Clark
Kimberlee Clark
Chief Financial Officer

February 22, 2007


860 LATOUR COURT | NAPA, CA | 94558 | TEL: 707.254.4000 | FAX: 707.254.4070
| REGULU5GROUP.COM





EX-33 (j)
(logo) WELLS FARGO HOME MORTGAGE

Wells Fargo Home Mortgage
One Home Campus
Des Moines, IA 50328-0001

YourWellsFargoMortgage.com


Wells Fargo Bank, N.A.

2006 Certification Regarding Compliance with Applicable Servicing Criteria


1. Wells Fargo Bank, N.A. (the "Servicer") is responsible for assessing its compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB as set forth in Exhibit A hereto in connection with the primary servicing of residential mortgage loans by its Wells Fargo Home Mortgage division, other than the servicing of such loans for Freddie Mac, Fannie Mae, Ginnie Mae, state and local government bond programs, or a Federal Home Loan Bank (the servicing "Platform");

2. The Servicer has engaged certain vendors (the "Vendors") to perform specific, limited or scripted activities as of and for the year ended December 31, 2006, and the Servicer has elected to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendors as set forth in Exhibit A hereto, with the exception of those Vendors that have provided their own report on assessment of compliance with servicing criteria, which reports are attached hereto as Exhibit D;

3. Except as set forth in paragraph 4 below, the Servicer used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;

4. The criteria identified as Inapplicable Servicing Criteria on Exhibit A hereto are inapplicable to the Servicer based on the activities it performs with respect to its Platform;

5. The Servicer has complied, in all material respects, with the applicable servicing criteria as of and for the year ended December 31, 2006, except as described on Exhibit B hereto;

6. The Servicer has not identified and is not aware of any material instance of noncompliance by the Vendors with the applicable servicing criteria as of and for the year ended December 31, 2006;

7. The Servicer has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the applicable servicing criteria for the year ended December 31, 2006; and

8. KPMG LLP, a registered public accounting firm, has issued an attestation report on the Servicer's assessment of compliance with the applicable servicing criteria as of and for the year ended December 31, 2006, which attestation report is included on Exhibit C attached hereto.

March 1, 2007

WELLS FARGO BANK, N.A.

By:  /s/ Mary C. Coffin
Mary C. Coffin
Executive Vice President


Wells Fargo Home Mortgage
is a division of Wells Fargo Bank, N.A.


(page)


EXHIBIT A
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria


                                 Servicing Criteria                                          Applicable Servicing       Inapplicable
                                                                                                  Criteria                Servicing
                                                                                                                          Criteria
Reference                                  Criteria                                     Performed           Performed
                                                                                           by                   by
                                                                                        Servicer            Vendor(s)

General Servicing Considerations

                 Policies and procedures are instituted to monitor any performance or       X
                 other triggers and events of default in accordance with the
1122(d)(1)(i)    transaction agreements.

                 If any material servicing activities are outsourced to third parties,      X
                 policies and procedures are instituted to monitor the third party's
1122(d)(1)(ii)   performance and compliance with such servicing activities.

                 Any requirements in the transaction agreements to maintain a back-up                                         X
1122(d)(1)(iii)  servicer for the mortgage loans are maintained.

                 A fidelity bond and errors and omissions policy is in effect on the        X
                 party participating in the servicing function throughout the reporting period in the amount of coverage required by and otherwise in
1122(d)(1)(iv)   accordance with the terms of the transaction agreements.

Cash Collection and Administration

                 Payments on mortgage loans are deposited into the appropriate              X^1                  X^2
                 custodial bank accounts and related bank clearing accounts no more than two business days following receipt, or such other number of
1122(d)(2)(i)    days specified in the transaction agreements.

                 Disbursements made via wire transfer on behalf of an obligor or to an      X
1122(d)(2)(ii)   investor are made only by authorized personnel.

                 Advances of funds or guarantees regarding collections, cash flows or       X
                 distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the
1122(d)(2)(iii)  transaction agreements.

                 The related accounts for the transaction, such as cash reserve             X
                 accounts or accounts established as a form of overcollateralization are separately maintained (e.g., with respect to commingling of cash)
1122(d)(2)(iv)   as set forth in the transaction agreements.

                 Each custodial account is maintained at a federally insured                X
                 depository institution as set forth in the transaction agreements.
                 For purposes of this criterion, "federally insured depository institution" with respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule
1122(d)(2)(v)    13k-1(b)(1) of the Securities Exchange Act.

1122(d)(2)(vi)   Unissued checks are safeguarded so as to prevent unauthorized access.      X^3                  X^4


(page)


                                 Servicing Criteria                                          Applicable Servicing       Inapplicable
                                                                                                  Criteria                Servicing
                                                                                                                          Criteria
Reference                                  Criteria                                     Performed           Performed
                                                                                           by                   by
                                                                                        Servicer            Vendor(s)

                 Reconciliations are prepared on a monthly basis for all asset-backed       X
                 securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A)
                 mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation, and
                 (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the
1122(d)(2)(vii)  transaction agreements.

Investor Remittances and Reporting

                 Reports to investors, including those to be filed with the                 X
                 Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number
1122(d)(3)(i)    of mortgage loans serviced by the Servicer.

                 Amounts due to investors are allocated and remitted in accordance          X
                 with timeframes, distribution priority and other terms set forth in
1122(d)(3)(ii)   the transaction agreements.

                 Disbursements made to an investor are posted within two business days      X
                 to the Servicer's investor records, or such other number of days
1122(d)(3)(iii)  specified in the transaction agreements.

                 Amounts remitted to investors per the investor reports agree with          X
                 cancelled checks, or other form of payment, or custodial bank
1122(d)(3)(iv)   statements.

Pool Asset Administration

                 Collateral or security on mortgage loans is maintained as required by      X
1122(d)(4)(i)    the transaction agreements or related mortgage loan documents.

                 Mortgage loan and related documents are safeguarded as required by         X
1122(d)(4)(ii)   the transaction agreements.

                 Any additions, removals or substitutions to the asset pool are made        X
                 reviewed and approved in accordance with any conditions or
1122(d)(4)(iii)  requirements in the transaction agreements.

                 Payments on mortgage loans, including any payoffs, made in                 X^5                  X^6
                 accordance with the related mortgage loan documents are posted to the
                 Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance with the related mortgage loan
1122(d)(4)(iv)   documents.

                 The Servicer's records regarding the mortgage loans agree with the         X
                 Servicer's records with respect to an obligor's unpaid principal
1122(d)(4)(v)    balance.

                 Changes with respect to the terms or status of an obligor's mortgage       X
                 loans (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the
1122(d)(4)(vi)   transaction agreements and related pool asset documents.


(page)


                                 Servicing Criteria                                          Applicable Servicing       Inapplicable
                                                                                                  Criteria                Servicing
                                                                                                                          Criteria
Reference                                  Criteria                                     Performed           Performed
                                                                                           by                   by
                                                                                        Servicer            Vendor(s)

                 Loss mitigation or recovery actions (e.g., forbearance plans,              X
                 modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established
1122(d)(4)(vii)  by the transaction agreements.

                 Records documenting collection efforts are maintained during the           X
                 period a mortgage loan is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is
1122(d)(4)(viii) deemed temporary (e.g., illness or unemployment).

                 Adjustments to interest rates or rates of return for mortgage loans        X
                 with variable rates are computed based on the related mortgage loan
1122(d)(4)(ix)   documents.

                 Regarding any funds held in trust for an obligor (such as escrow           X
                 accounts): (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements; (B)
                 interest on such funds is paid, or credited to obligors in accordance with applicable mortgage loan documents and state laws;
                 and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other
1122(d)(4)(x)    number of days specified in the transaction agreements.

                 Payments made on behalf of an obligor (such as tax or insurance            X^7                  X^8
                 payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such
1122(d)(4)(xi)   other number of days specified in the transaction agreements.

                 Any late payment penalties in connection with any payment to be made       X
                 on behalf of an obligor are paid from the Servicer's funds and not charged in the obligor, unless the late payment was due to the
1122(d)(4)(xii)  obligor's error or omission.

                 Disbursements made on behalf of an obligor are posted within two           X^9                  X^10
                 business days to the obligor's records maintained by the servicer, or
1122(d)(4)(xiii) such other number of days specified in the transaction agreements.

                 Delinquencies, charge-offs and uncollectible accounts are recognized       X
1122(d)(4)(xiv)  and recorded in accordance with the transaction agreements.

                 Any external enhancement or other support, identified in Item                                                X
                 1114(a)(1) through (3) or Item 1115 of Regulation AB, is maintained
1122(d)(4)(xv)   as set forth in the transaction agreements.


1 A portion of this servicing criteria is performed by a vendor, as set forth in footnote 2 below.
2 A lockbox vendor receives payments, creates transaction files, deposits checks, reconciles files to deposits and transmits the transaction files to Wells Fargo. See Exhibit D.
3 A portion of this servicing criteria is performed by vendors, as set forth in footnote 4 below.
4 Insurance vendors prepare and safeguard checks on behalf of Wells Fargo. As to one such vendor, see Exhibit D.
5 A portion of this servicing criteria is performed by a vendor, as set forth in footnote 6 below.
6 A lockbox vendor receives payments, creates transaction files, deposits checks, reconciles files to deposits and transmits the transaction files to Wells Fargo. See Exhibit D.
7 A portion of this servicing criteria is performed by vendors, as set forth in footnote 8 below.
8 Insurance vendors obtain renewal invoices, create disbursement transactions and submit payments to payees. As to one such vendor, see Exhibit D.
9 A portion of this servicing criteria is performed by one or more vendors, as set forth in footnote 10 below.
10 Insurance vendors obtain renewal invoices, create disbursement transactions and submit payments to payees.
As to one such vendor, see Exhibit D.




(page)


EXHIBIT B
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria

Wells Fargo Bank, N.A. ("Wells Fargo") acknowledges the following material instances of noncompliance with the applicable servicing criteria:

1. 1122(d)(3)(i) - Delinquency Reporting - For certain loans sub-serviced by Wells Fargo or for which servicing rights were acquired on a bulk-acquisition basis, Wells Fargo determined that it provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. The incomplete reporting only affected securitizations that included delinquent loans. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided. Wells Fargo subsequently included additional data in the monthly remittance reports, providing the actual borrower due date and unpaid principal balance, together with instructions to use these new fields if such monthly remittance reports are used to calculate delinquency ratios.

2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - Wells Fargo determined that, as required by certain servicing agreements, it did not provide investors with prior notification of intent to foreclose. While investors received monthly delinquency status reports that listed loans in foreclosure, such reports were received after such loans had been referred to an attorney. A new process is being implemented to send such notifications if contractually required, unless an investor opts out in writing.


(page)


EXHIBIT C
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria


Report or Independent Registered Public Accounting Firm


(page)


EXHIBIT D
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria


Vendors' Reports on Assessment of Compliance With Servicing Criteria





EX-33 (k)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (l)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (m)
(logo) WELLS FARGO

Wells Fargo Bank, N.A.
Document Custody
1015 10th Avenue SE
Minneapolis, MN 55414


Appendix I


ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. The Company has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006, for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: The servicing criteria set forth in Item 1122(d)(4)(i) and 1122(d)(4)(ii), in regard to the activities performed by the Company with respect to the Platform (the "Applicable Servicing Criteria"). The Company has determined that all other servicing criteria set forth in Item 1122(d) are not applicable to the Platform.

Period: Twelve months ended December 31, 2006 (the "Period").

With respect to the Platform, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2. The Company has assessed compliance with the Applicable Servicing
Criteria. In performing this assessment, the Company used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's assessment of compliance as of and for the Period.


WELLS FARGO BANK, NATIONAL ASSOCIATION

By: /s/ Shari L. Gillund
Shari L. Gillund

Its: Senior Vice President

Dated: March 1, 2007





EX-33 (o)
(logo) ZC STERLING

ZC Sterling Corporation
210 Interstate North Parkway
Suite 400
Atlanta, GA 30339

Tel 770.690.8400
Fax 770.690.8240
http://www.zcsterling.com


Report on Assessment of Compliance with Securities and Exchange
Commission's Regulation AB Servicing Criteria

For the calendar year ending December 31 2006, or portion thereof (the "Period"), ZC Sterling Insurance Agency, Inc. ("ZCSIA") has been a subcontractor for Servicers identified in Appendix A.

The undersigned are Senior Vice Presidents of ZCSIA, have sufficient authority to make the statements contained in this Assertion and are responsible for assessing compliance with the servicing criteria applicable to ZCSIA. ZCSIA has used the servicing criteria communicated to ZCSIA by the Servicer to assess compliance with the applicable servicing criteria. Accordingly, servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and
1122 (d) 4(xiii) are applicable to the activities performed by ZCSIA with respect to the Platforms covered by this report. The remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by ZCSIA with respect to the Platform covered by this report. As a subcontractor for Servicer, ZCSIA has determined that it complied in all material respects with the servicing criteria listed below. ZCSIA engaged Ernst & Young, LLP ("E&Y"), a registered public accounting firm, to review ZCSIA's assessment, and E&Y has issued an attestation report on ZCSIA's assessment of compliance with the applicable servicing criteria for the Period.

1. ZCSIA maintained a fidelity bond and errors & omissions policy in effect on ZCSIA throughout the reporting period in the amount of coverage required by the transaction agreements between the Servicer and ZCSIA (1122(d)((1)(iv)).

2. To the extent that ZCSIA prints checks for Servicer or otherwise has Servicer's checks or check stock, unissued checks are safeguarded so as to prevent unauthorized access (1122(d)(2)(vi)). [AS OF DECEMBER 31, 2006, THIS PROVISION WILL APPLY ONLY FOR THE FOLLOWING SERVICERS: ABN Amro Mortgage Group, Inc, Option One Mortgage Corporation, Sun Trust Mortgage, Inc., HomEq Servicing Corporation, Wachovia Insurance Corporation, Wells Fargo Home Mortgage.


(page)


3. Payments made on behalf of Servicer's obligor for insurance premiums are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the Servicer at least thirty (30) calendar days prior to these dates, or such other number of days specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xi)).

4. Any late payment penalties in connection with any payment for insurance to be made on behalf of Servicer's obligor are paid from the Servicer's funds or ZCSIA's funds and not charged to Servicer's obligor, unless the late payment was due to the obligor's error or omission (1122(d)(4)(xii)).

5. File(s) provided to Servicer from which Servicer may make disbursements made on behalf of Servicer's obligor are provided to Servicer on an accurate and timely basis and the information thereon is subject to such controls as are specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xiii)).

Sincerely,
ZC STERLING INSURANCE AGENCY, INC.

By: /s/ Arthur J. Castner
Arthur J. Castner

Title: Senior Vice President - Hazard Operations

Date: February 20, 20007

By: /s/ James P. Novak
James P. Novak

Title: Senior Vice President & General Counsel

Date: February 20, 2007



2


(page)


Appendix A
The following is a list of Clients serviced on the ZC Sterling Integrated Product Solution (ZIPS) Platform:

1. ABN Amro Mortgage Group, Inc.
2. Dovenmuehle Mortgage, Inc.
3. HomEq Servicing Corporation
4. Option One Mortgage Corporation
5. People's Choice Home Loan, Inc.
6. Sun Trust Mortgage, Inc.
7. Wachovia Insurance Agency (and its affiliates, including Wachovia Mortgage Corporation)
8. Wells Fargo Home Mortgage



3





EX-34 (a)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
10 Tenth Street, Northwest
Suite 1400
Atlanta, GA 30309-3851
Telephone (678) 419 1000
Facsimile (678) 419 1239
www.pwc.com



Report of Independent Registered Public Accounting Firm


To the Shareholders and the Board of Directors of Assurant, Inc.:

We have examined management's assertion, included in the accompanying management's Report on Assessment of Compliance with 1122(d)(2)(vi) and 1122(d)(4)(xi) of Regulation AB Servicing Criteria, that American Security Insurance Company, Standard Guaranty Insurance Company and Safeco Financial Institution Solutions, Inc. (affiliates of Assurant Inc., collectively the "Asserting Party") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for all mortgage loan-tracking transactions for which the Asserting Party served as a Vendor on behalf of Servicers for such asset-backed securities transactions that were registered after January 1, 2006 with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform"), as of December 31, 2006 and for the year then ended, excluding (i) criteria 1122(d)(1)(i) through 1122 (d)(1)(iv), 1122 (d)(2)(i) through 1122(d)(2)(v),
1122(d)(2)(vii), 1122(d)(3)(i) through 1122(d)(3)(iv), 1122(d)(4)(i) through
1122(d)(4)(x) and 1122(d)(4)(xiii) through 1122(d)(4)(xv), which the Asserting Party has determined are not applicable to the activities performed by it with respect to the Platform and (ii), criterion 1122(d)(4)(xii), which relates to servicing activities that are applicable to the Platform, but are excluded from the scope of management's assertion and are not reported on herein. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may


1


(page)


have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Asserting Party complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the Platform is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
February 23, 2007


2





EX-34 (c)
(logo) Deloitte

Deloitte & Touche LLP
JPMorgan Chase Tower
2200 Ross Avenue, Suite 1600
Dallas, TX 75201-6778
USA
Tel: +1 214 840 7000
www.deloitte.com

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
EMC Mortgage Corporation

We have examined management's assertion, included in the accompanying Certification Regarding Compliance with Applicable Servicing Criteria, that EMC Mortgage Corporation (the Company) complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the asset-backed securities transactions for which EMC acted as servicer involving residential mortgage loans, that were completed on or after January 1, 2006, and that were registered with the Securities and Exchange Commission pursuant in the Securities Act of 1933 (the Platform) as of and for the year ended December 31, 2006, excluding criteria 1122 (d)(1)(iii), (d)(3)(i)C,
(d)(4)(xi) and (d)(4)(xii) which management has determined are not applicable to the activities performed by the Company with respect to the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria, including tests on a sample basis of the servicing activities related to the Platform, determining whether the Company performed those selected activities in compliance with the servicing criteria during the specified period and performing such other procedures as we considered necessary in the circumstances. Our procedures were limited to selected servicing activities performed by the Company during the period covered by this report and, accordingly, such samples may not have included servicing activities related to each asset-backed transaction included in the Platform. Further, an examination is not designed to detect noncompliance arising from errors that may have occurred prior to the period specified above that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the asset-backed securities transactions for which EMC acted as servicer involving residential mortgage loans, that were completed on or after January 1, 2006, and that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933 is fairly stated, in all material respects.

/s/ Deloitte & Touch LLP

March 12, 2007


Member of
Deloitte Touche Tohmatsu





EX-34 (e)
(logo) Grant Thornton
Accountants and Business Advisors



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders
LandAmerica Tax and Flood Services, Inc.

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with Regulation AB Servicing Criteria ("Management's Report"), that LandAmerica Tax and Flood Services, Inc. (the "Company") complied with the servicing criteria set forth in Item 1122(d) of the U.S. Securities and Exchange Commission's Regulation AB for the residential mortgage backed securities for which the Company served as third-party property tax payment provider on the underlying collateral (the "Platform") as of and for the year ended December 31, 2006, excluding criteria 1122(d)(1)(i)-(iv), 1122(d)(2)(i)-(vii), 1122(d)(3)(i)-(iv), 1122(d)(4)(i)-(x) and
1122(d)(4)(xiii)-(xv), which management has determined are not applicable to the activities performed by the Company with respect to the Platform. Management is responsible for the Company's compliance with the applicable servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the applicable servicing criteria for the Platform based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria for the Platform and performing such other procedures as we considered necessary in the circumstances. Our examination included testing selected asset-backed transactions and securities constituting the Platform and evaluating whether the Company performed servicing activities related to those transactions and securities in compliance with the applicable servicing criteria for the period covered by this report. Accordingly, our testing may not have included servicing activities related to each asset-backed transaction or security constituting the Platform. Further, our examination was not designed to detect material noncompliance that may have occurred prior to the period covered by this report and that may have affected the Company's servicing activities during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the applicable servicing criteria.

In our opinion, management's assertion that LandAmerica Tax and Flood Services, Inc. complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 is fairly stated, in all material respects.

/s/ Grant Thorton LLP

Irvine, CA
February 20, 2007



18400 Von Karman Avenue
Suite 900
Irvine, CA 92612-0525
T 949.553.1600
F 949.553.0168
W www.grantthornton.com

Grant Thornton LLP
US member of Grant Thornton International





EX-34 (f)
Deloitte

Deloitte & Touche LLP
1700 Market Street
Philadelphia, PA 19103-3984
USA
Tel: +1 215 246 2300
Fax: +1 215 569 2441
www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To PHH Mortgage Corporation:

We have examined PHH Mortgage Corporation's (the "Company's") compliance with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for PHH Mortgage Corporation's Regulation AB
Platform (the "Platform") described in the accompanying Management's Report on Assessment of Compliance with Regulation AB Servicing Criteria as of and for the year ended December 31, 2006, excluding criteria 1122 (d)(1)(iii), (d)(3)(i)(C),
(d)(4)(ii), and (d)(4)(xv), which management has determined are not applicable to the activities performed by the Company with respect to the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria, including tests on a sample basis of the servicing activities related to the Platform, determining whether the Company performed those selected activities in compliance with the servicing criteria during the specified period and performing such other procedures as we considered necessary in the circumstances. Our procedures were limited to selected servicing activities performed by the Company during the period covered by this report and, accordingly, such samples may not have included servicing activities related to each asset-backed transaction included in the Platform. Further, an examination is not designed to detect noncompliance arising from errors that may have occurred prior to the period specified above that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in management's assertion, for servicing criteria 1122 (d)(4)(vii) and (d)(4)(xi), the Company has engaged a vendor to perform certain activities required by this servicing criteria. The Company has determined that this vendor is not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to this vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to this vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendor and related criteria as described in its assertion, and we performed no procedures with respect to the Company's determination of its eligibility to use Interpretation 17.06.

Member of
Deloitte Touche Tohmatsu


(page)


Our examination disclosed the following material noncompliance with criteria applicable to the Company during the year ended December 31, 2006:

Standard                Description
1122(d)(1)(i)    The Company has not instituted policies and procedures to
                 specifically monitor performance or other triggers or events of default stated in the transaction agreements
1122(d)(1)(iv)   During the months of July, August, and September, the Company's minimum coverage requirement exceeded its $160 million fidelity bond by amounts ranging up to approximately $1.3 million.
                 Effective September 27, 2006, the Company's fidelity bond was increased to $170 million.
1122(d)(3)(i)(A) The Company did not maintain or provide one of the required monthly reports stated in the transaction agreements during the year
1122(d)(3)(i)(D) The Company did not perform procedures to agree the unpaid principal balance and number of loans serviced by the Company with that of the investors or trustees

In our opinion, except for the material noncompliance described in the preceding paragraph, the Company complied, in all material respects, with the aforementioned applicable servicing criteria for the PHH Mortgage Corporation's Regulation AB Platform as of and for the year ended December 31, 2006.

/s/ Deloitte & Touche LLP

February 28, 2007





EX-34 (g)
(logo) KPMG

KPMG LLP
1601 Market Street
Philadelphia, PA 19103-2499


Report of Independent Registered Public Accounting Firm

The Board of Members
Regulus Group LLC:

We have examined management's assessment for those customers that management has informed us have requested confirmation of compliance, included in the accompanying Report on Assessment of Compliance with Regulation AB Servicing Criteria, that Regulus Group LLC complied with the servicing criteria set forth in Item 1122(d)(2)(i) and 1122(d)(4)(iv) of the Securities and Exchange Commission's Regulation AB for remittance processing services to those issuers of asset backed securities and servicers of loan and/or receivables portfolios that include pool assets for asset backed securities transactions (the Platform) as of and for the year ended December 31, 2006. Regulus Group LLC has determined that the remainder of the servicing criteria are not applicable to the activities it performs with respect to the Platform as of and for the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assessment that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 is fairly stated, in all material respects.


/s/ KPMG LLP


Philadelphia, PA
February 22, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (j)
(logo) KPMG

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309


Report of Independent Registered Public Accounting Firm

The Board of Directors
Wells Fargo Bank, N.A.:

We have examined Wells Fargo Bank, N.A.'s (the Company) compliance with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for its primary servicing of residential mortgage loans by its Wells Fargo Home Mortgage division, other than the servicing of such loans for Freddie Mac, Fannie Mae, Ginnie Mae, state and local government bond programs, or a Federal Home Loan Bank (the Platform), except for servicing criteria 1122(d)(1)(iii) and 1122(d)(4)(xv), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

Our examination disclosed the following instances of material noncompliance with certain servicing criteria applicable to the Company during the year ended December 31, 2006:

1. 1122(d)(3)(i) - Delinquency Reporting - The Company provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided.

2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - The Company, as required by certain servicing agreements, did not provide investors with prior notification of intent to foreclose.


(page)


(logo) KPMG

As described in the accompanying 2006 Certification Regarding Compliance with Applicable Servicing Criteria, for servicing criteria 1122(d)(2)(i), 1122(d)(2)(vi), 1122(d)(4)(iv), 1122(d)(4)(xi), and 1122(d)(4)(xiii), the
Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered "servicers" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"), with the exception of those vendors who have provided their own reports on assessment of compliance with servicing criteria to the Company, for which the Company does not take such responsibility. As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.


In our opinion, except for the instances of material noncompliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria as of and for the year ended December 31, 2006.


/s/ KPMG LLP

Des Moines, Iowa
March 1, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (k)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (l)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (m)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank National Association:

We have examined management's assertion, included in the accompanying Appendix I, that the Document Custody section of the Corporate Trust Services division of Wells Fargo Bank National Association complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006 for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the Platform) as of and for the twelve months ended December 31, 2006. Management has determined that servicing criteria 1122(d)(4)(i) and 1122(d)(4)(ii) are applicable to the activities it performs with respect to the Platform, and that all other servicing criteria set forth in Item 1122(d) are not applicable to the document custody services provided by the Company with respect to the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the period ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP

Chicago, Illinois
March 1, 2007

KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.





EX-34 (o)
(logo) ERNST & YOUNG


Ernst & Young LLP
Suite 2800
600 Peachtree Street
Atlanta, Georgia 30308-2215

Phone: (404) 874-8300
www.ey.com

Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with Securities and Exchange Commission's Regulation AB Servicing Criteria, that ZC Sterling Insurance Agency, Inc. (the Company) complied with certain servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the ZC Sterling Integrated Product Solution (ZIPS) hazard insurance outsourcing Platform (Platform) as of and for the year ended December 31, 2006. The Company has determined that only certain servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and 1122 (d) 4(xiii) are applicable to the activities performed by them with respect to the Platform covered by this report. The Company has determined that the remaining servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by them with respect to the Platform covered by this report. See Appendix A of management's assertion for the Platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria, Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the servicing activities related to the Platform, and determining whether the Company performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the Platform. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the ZIPS Platform is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 20, 2007


A Member Practice of Ernst & Young Global





EX-35 (c)
(logo) EMC
Mortgage Corporation
Proven Performance

ITEM 1123 ANNUAL STATEMENT OF COMPLIANCE

EMC MORTGAGE CORPORATION

I, John Vella, President and Chief Executive Officer of EMC Mortgage Corporation ("EMC") as servicer pursuant to the Bear Stearns Asset Backed Securities Trust 2006-SD2 Agreement (the "Agreement") hereby certify that:

1. A review of EMC's activities during the period from and including January 1, 2006 through and including December 31, 2006 (the ""Reporting Period") and EMC's performance under the Agreement has been made under my supervision.

2. To the best of my knowledge, based on such review, EMC has fulfilled all of its obligations under the Agreement in all material respects throughout the Reporting Period.

IN WITNESS WHEREOF, the undersigned has duly executed this Certificate this 12th day of March 2007.

BY: /s/ John Vella
John Vella
President and Chief Executive Officer



2780 Lake Vista Drive, Lewisville, Texas 75067
Mailing Address: P.O. Box 1292190 Lewisville, Texas 75029-2190

(logo) MBA
Member
Mortgage Bankers
Association of America





EX-35 (f)
PHH Mortgage
(logo) PHH

4001 Leadenhall Road
Mt. Laurel, NJ 08054


March 7, 2007

WELLS FARGO BANK, NA
Servicer Oversight Group, Yvonne Williams
9062 Old Annapolis Road
Columbia, MD 21045

Re: Supplemental Servicer Compliance Statement

Deal Name: BSABS 2006-SD2

Dear Sir and/or Madame:

This statement of compliance is being provided in accordance with Item 1123 of Regulation AB. The Undersigned hereby states that:

1.   I am an authorized officer of PHH Mortgage Corporation (the "Servicer");

2. A review of the Servicer's activities during the period from 06/06/2006 (the "Reporting Period") and its performance under the Agreement has been made under my supervision; and

3. To the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Agreement in all material respects throughout the Reporting Period.

By: /s/ Deborah A. Rocchi
Name:  Deborah A. Rocchi
Title: Assistant Vice President





EX-35 (j)
(logo) WELLS FARGO HOME MORTGAGE

Wells Fargo Home Mortgage
One Home Campus
Des Moines, IA 50328-0001


Wells Fargo Bank, N.A.
Servicer Compliance Statement

1. I, John B. Brown, Senior Vice President of Wells Fargo Bank, N.A. ("Wells Fargo") hereby state that a review of the activities of Wells Fargo during the calendar year 2006 and of Wells Fargo's performance under the servicing agreement(s) listed on the attached Exhibit A (the "Servicing Agreement(s)") has been made under my supervision.

2. To the best of my knowledge, based on such review, Wells Fargo has fulfilled all of its obligations under the Servicing Agreement(s) in all material respects throughout 2006, with the exception of the following failure(s) to fulfill any such obligation in any material respect:

For certain loans sub-serviced by Wells Fargo or for which servicing rights were acquired on a bulk-acquisition basis, Wells Fargo determined that it provided incomplete data to some third parties who use such data to calculate delinquency ratios and the status of loans with respect to bankruptcy, foreclosure or real estate owned. The incomplete reporting only affected securitizations that included delinquent loans. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided. Wells Fargo subsequently included additional data in monthly remittance reports, providing the actual borrower due date and unpaid principal balance, together with instructions to use these new fields if such monthly remittance reports are used to calculate delinquency ratios.

/s/ John B. Brown
John B. Brown
Senior Vice President
Wells Fargo Bank, N.A.

March 1, 2007


Wells Fargo Home Mortgage
is a division of Wells Fargo Bank N.A.


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                            TRUSTEE            DEAL NAME
106     Q02     WACHOVIA PMSR LUMINENT 2    WELLS FARGO CTS     LUMINENT 2006-3


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT INV#     INV                            TRUSTEE            DEAL NAME
106     310     CS PMSR 2004-AR5               WFB CTS            2004-AR5
106     312     CS PMSR 2004-AR7               WFB CTS            2004-AR7
106     313     CS PMSR 2004-AR8               WFB CTS            2004-AR8
106     318     CS PMSR ARMT 2004-2            WFB CTS            ARMT 2004-2
106     323     CS PMSR ARMT 2004-4            WEB CTS            ARMT 2004-4
106     328     CS PMSR ARMT 2005-1            WFB CTS            ARMT 2005-1
106     329     CS PMSR ARMT 2005-2            WFB CTS            ARMT 2005-2
106     330     CSFB PMSR CSFB 2005-3          WFB CTS            CSFB 2005-3
106     350     CS PMSR ARMT 2005-7            WFB CTS            ARMT 2005-7
106     351     CSFB PMSR CSFB 2003-23         WFB CTS            CSFB 2003-23
106     356     CS PMSR ARMT 2005-8            WFB CTS            ARMT 2005-8
106     368     CS PMSR ARMT 2005-10           WFB CTS            ARMT 2005-10
106     370     CS PMSR ARMT 2005-11           WFB CTS            ARMT 2005-11
106     372     CSFB PMSR CSFB 2005-10         WFB CTS            CSFB 2005-10
106     373     CSMC PMSR ARMT 2005-12         WFB CTS            ARMT 2005-12
106     375     CSMC PMSR CSMC 2005-12         WFB CTS            CSMC2005-12
106     376     CSMC PMSR CSMC 2006-1          WFB CTS            CSMC 2006-1
106     377     CSMC PMSR ARMT 2006-1          WFB CTS            ARMT 2006-1
106     378     CSMC PMSR ARMT2006-2           WFB CTS            ARMT 2006-2
106     380     CSMC PMSR CSMC 2006-4          WFB CTS            CSMC 2006-4
106     385     CSMC PMSR CSMC 2006-3          WFB CTS            CSMC 2006-3
106     400     CSMC PMSR CSMC 2006-5          WFB CTS            CSMC 2006-5
106     404     CSMC PMSR CSMC 2006-7          WFB CTS            CSMC 2006-7
106     553     CS SUB ARMT 2005-12            WFB CTS            ARMT 2005-12
106     554     CSFB SUB CSFB 2005-11          WFB CTS            CSFB 2005-11
106     556     CSMC SUB CSMC 2006-4           WFB CTS            CSMC 2006-4
106     557     CSMC SUB ARMT 2006-1           WFB CTS            ARMT 2006-1
106     558     CSFB SUB CSFB 2005-12          WFB CTS            CSFB 2005-12
106     560     CSMC SUB CSMC 2006-2           WFB CTS            CSMC 2006-2
106     562     CSMC SUB CSMC 2006-1           WFB CTS            CSMC 2006-1
106     564     CSMC SUB CSMC 2006-3           WFB CTS            CSMC 2006-3
106     565     CSMC SUB ARMT 2006-2           WFB CTS            ARMT 2006-2
106     569     CSMC SUB CSAB 2006-1           WFB CTS            CSAB 2006-1
106     572     CSMC SUB CSMC 2006-7           WFB CTS            CSMC 2006-7
106     574     CSMC SUB ARMT 2006-3           WFB CTS            ARMT 2006-3


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                            TRUSTEE            DEAL NAME
106     201     HSBC PMSR HASCO 2006-WMC    WELLS FARGO CTS      HASCO 2006-WMC


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                            TRUSTEE            DEAL NAME
106     M02     BARCLAYS PMSR SABR 2006-    WELLS FARGO CTS      SABR 2006-WM1
106     M03     BARCLAYS PMSR SABR2006NC    WELLS FARGO CTS      SABR 2006-NC1
106     M04     BARCLAYS PMSR SABR 06-NC    WELLS FARGO CTS      SABR 2006-NC2


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                           TRUSTEE             DEAL NAME
106     X11     DEUTSCHE PMSR ACE 06-HE1    WELLS FARGO CTS      ACE 2006-HE1
106     X02     DEUTSCHE PMSR ACE 2005HE    WELLS FARGO CTS      ACE 2005-HE7
106     X09     DEUTSCHE PMSR DBALT 2006    WELLS FARGO CTS      DBALT 2006-1
106     X10     DEUTSCHE PMSR DBALT 2006    WELLS FARGO CTS      DBALT 2006-AR1
106     X12     DEUTSCHE PMSR DBALT06-AF    WELLS FARGO CTS      DBALT 2006-AF1
106     X14     DEUTSCHE PMSR DBALT06-AR    WELLS FARGO CTS      DBALT 2006-AR2


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                           TRUSTEE             DEAL NAME
106     Z42     EMC PMSR BSABS 2006-IM1     WELLS FARGO CTS      BSABS 2006-IM1
106     Z41     EMC PMSR PRIME 2006-CL1     WELLS FARGO CTS      PRIME 2006-CL1
106     V50     EMC SUB BSABS 2005-SD2      WELLS FARGO CTS      BSABS 2005-SD2
106     V53     EMC SUB BSABS 2006-SD1      WELLS FARGO CTS      BSABS 2006-SD1
106     V54     EMC SUB BSABS 2006-SD2      WELLS FARGO CTS      BSABS 2006-SD2
106     V55     EMC SUB BSABS 2006-SD3      WELLS FARGO CTS      BSABS 2006-SD3


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                           TRUSTEE             DEAL NAME
106     U02     GREENWICH PMSR SOUNDVIEW    WELLS FARGO CTS     SOUNDVIEW 2006-2
106     U05     GREENWICH PMSR SOUNDVIEW    WELLS FARGO CTS     SOUNDVIEW 2006-3


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                           TRUSTEE             DEAL NAME
106     719     LEHMAN PMSR SAIL 2006-3     WELLS FARGO CTS      SAIL 2006-3
106     724     LEHMAN PMSR SASCO 06-BC2    WELLS FARGO CTS     SASCO 2006-BC2
106    K67      LEHMAN SUB 2004-7           WELLS FARGO CTS         2004-7


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                           TRUSTEE             DEAL NAME
106     P41     MORGAN PMSR MSM 2006-5AR    WELLS FARGO CTS     MSM 2006-5AR
106     P43     MORGAN PMSR MSAC 2006-HE    WELLS FARGO CTS     MSAC 2006-HE2
106     P52     MORGAN PMSR MSIX 2006-1     WELLS FARGO CTS     MSIX 2006-1
106     P53     MORGAN PMSR MSAC2006-WMC    WELLS FARGO CTS     MSAC 2006-WMC2


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                           TRUSTEE             DEAL NAME
106     V02     SOCIETE PMSR SUMS 06-FRE    WELLS FARGO CTS     SGMS 2006-FRE1


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                           TRUSTEE             DEAL NAME
106     916     UBS PMSR MALT 2006-2        WELLS FARGO CTS     MALT 2006-2
106     917     UBS PMSR MABS2006-FRE1      WELLS FARGO CTS     MABS 2006-FRE1
106     925     UBS PMSR MABS2006-FRE2      WELLS FARGO CTS     MABS 2006-FRE2
106     926     UBS PMSR MALT 2006-3        WELLS FARGO CTS     MALT 2006-3
106     927     UBS PMSR MABS 2006-WMC2     WELLS FARGO CTS     MABS 2006-WMC2
106     928     UBS PMSR MASS 2006-HE2      WELLS FARGO CTS     MABS 2006-HE2
106     929     UBS PMSR MABS 2006-AM2      WELLS FARGO CTS     MABS 2006-AM2





EX-35 (k)
(logo) WELLS FARGO


Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax


Wells Fargo Bank, N.A.


March 12, 2007


Bear Stearns Asset Backed Securities I LLC
245 Park Avenue
4th Floor
New York, NY 10167


RE: Annual Statement As To Compliance for Bear Stearns Asset Backed Securities
    I Trust 2006-SD2


Per Section 3.16 of the Pooling and Servicing Agreement, dated as of 5/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Master Servicer), hereby certifies the following for the 2006 calendar year or portion thereof:


(i) A review of the activities of each such party during the preceding calendar year or a portion thereof and of its performance under this Agreement or other applicable agreement in the case of a Servicing Function Participant has been made under such officer's supervision.

(ii) To the best of such officer's knowledge, based on such review, such party has fulfilled all of its obligations under this Agreement or such other applicable agreement in the case of Servicing Function Participant, in all material respects throughout such year, or a portion thereof or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status of cure provisions thereof.

(iii) Notwithstanding anything herein to contrary (and noting that, to the extent of any inconsistency, any and all other statements, certifications or assertions herein are subject to the following): instances of noncompliance related to the subject transaction for the applicable reporting period are identified on Schedule A hereto.

Certified By:
/s/Kristen Ann Cronin
Kristen Ann Cronin, Vice President


Certified By:
/s/Gordon Johnson
Gordon Johnson, Assistant Secretary


(page)


Schedule A


Reporting Errors

During the reporting period, one or more of the monthly investor reports contained certain types of errors in regard to the calculation and or the reporting of delinquencies for the pool assets. To the best of the signing officer's knowledge, each such error, which may or may not have been material, has been identified and remedied and any related corrective action has been disclosed in a report previously filed with the SEC in respect of the reporting period.





EX-35 (l)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.


March 12, 2007

Bear Stearns Asset Backed Securities I LLC
245 Park Avenue
4th Floor
New York, NY 10167

RE: Annual Statement As To Compliance for Bear Stearns Asset Backed Securities I Trust 2006-SD2

Per Section 3.16 of the Pooling and Servicing Agreement, dated as of 5/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Securities Administrator), hereby certifies the following for the 2006 calendar year or portion thereof:

(i) A review of the activities of each such party during the preceding calendar year or a portion thereof and of its performance under this Agreement or other applicable agreement in the case of a Servicing Function Participant has been made under such officer's supervision.

(ii) To the best of such officer's knowledge, based on such review, such party has fulfilled all of its obligations under this Agreement or such other applicable agreement in the case of Servicing Function Participant, in all material respects throughout such year, or a portion thereof or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status of cure provisions thereof.

(iii) Notwithstanding anything herein to contrary (and noting that, to the extent of any inconsistency, any and all other statements, certifications or assertions herein are subject to the following): instances of noncompliance related to the subject transaction for the applicable reporting period are identified on Schedule A hereto.


Certified By:
/s/ Kristen Ann Cronin
Kristen Ann Cronin, Vice President

Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary


(page)


Schedule A


Reporting Errors

During the reporting period, one or more of the monthly investor reports contained certain types of errors in regard to the calculation and or the reporting of delinquencies for the pool assets. To the best of the signing officer's knowledge, each such error, which may or may not have been material, has been identified and remedied and any related corrective action has been disclosed in a report previously filed with the SEC in respect of the reporting period.




Ex. 99


                                                                  Execution Copy


--------------------------------------------------------------------------------


                   BEAR STEARNS ASSET BACKED SECURITIES I LLC
                                      Owner

                                       and

                            EMC MORTGAGE CORPORATION
                                    Servicer

                               SERVICING AGREEMENT

                             Dated as of May 1, 2006

               Bear Stearns Asset Backed Securities Trust 2006-SD2
                       Mortgage Pass-Through Certificates

                                 Series 2006-SD2


--------------------------------------------------------------------------------
(page)

Article I DEFINITIONS..........................................................1

     Section 1.01.    Defined Terms............................................1

Article II SERVICING OF MORTGAGE LOANS; POSSESSION OF
     SERVICING FILES; BOOKS AND RECORDS; DELIVERY OF MORTGAGE
     LOAN DOCUMENTS............................................................1

     Section 2.01.    Servicing of Mortgage Loans.............................11
     Section 2.02.    Maintenance of Servicing Files..........................11
     Section 2.03.    Books and Records.......................................11
     Section 2.04.    Transfer of Mortgage Loans..............................12
     Section 2.05.    Delivery of Mortgage Loan Documents.....................12

Article III REPRESENTATIONS AND WARRANTIES OF THE SERVICER....................13

Article IV ADMINISTRATION AND SERVICING OF MORTGAGE LOANS.....................15

     Section 4.01.    Servicer to Act as Servicer.............................15
     Section 4.02.    Collection of Mortgage Loan Payments....................17
     Section 4.03.    Realization Upon Defaulted Mortgage
                      Loans...................................................18
     Section 4.04.    Establishment of Custodial Accounts;
                      Deposits in Custodial Accounts..........................18
     Section 4.05.    Permitted Withdrawals From the
                      Custodial Account.......................................20
     Section 4.06.    Establishment of Escrow Accounts;
                      Deposits in Escrow Accounts.............................20
     Section 4.07.    Permitted Withdrawals From Escrow Account...............21
     Section 4.08.    Payment of Taxes, Insurance and Other
                      Charges, Maintenance of Primary
                      Mortgage Insurance Policies,
                      Collections Thereunder..................................22
     Section 4.09.    Transfer of Accounts....................................23
     Section 4.10.    Maintenance of Hazard Insurance.........................23
     Section 4.11.    Maintenance of Mortgage Impairment
                      Insurance Policy........................................24
     Section 4.12.    Fidelity Bond, Errors and Omissions Insurance...........24
     Section 4.13.    Title, Management and Disposition of REO Property.......25
     Section 4.14.    Notification of Adjustments.............................26

Article V PAYMENTS TO THE OWNER...............................................27

     Section 5.01.    Remittances.............................................27
     Section 5.02.    Statements to the Owner and the Master
                      Servicer................................................27
     Section 5.03.    Monthly Advances by the Servicer........................28
     Section 5.04.    Liquidation Reports.....................................29

Article VI GENERAL SERVICING PROCEDURES.......................................29

     Section 6.01.    Assumption Agreements...................................29
     Section 6.02.    Satisfaction of Mortgages and Release
                      of Mortgage Loan Documents..............................30
     Section 6.03.    Servicing Compensation..................................30
     Section 6.04.    Annual Statement as to Compliance;
                      Annual Certification....................................31
     Section 6.05.    [Reserved]..............................................32


                                       i
(page)

     Section 6.06.    Owner's Right to Examine Servicer
                      Records.................................................32
     Section 6.07.    Compliance with REMIC Provisions........................32
     Section 6.08.    Non-solicitation........................................33
     Section 6.09.    Assessment of Compliance with
                      Servicing Criteria......................................33
     Section 6.10.    Intent of the Parties; Reasonableness...................34

Article VII REPORTS TO BE PREPARED BY SERVICER................................35

     Section 7.01.    Servicer Shall Provide Information as
                      Reasonably Required.....................................35

Article VIII THE SERVICER.....................................................35

     Section 8.01.    Indemnification; Third Party Claims.....................35
     Section 8.02.    Merger or Consolidation of the Servicer.................35
     Section 8.03.    Limitation on Liability of the
                      Servicer and Others.....................................36
     Section 8.04.    Servicer Not to Resign..................................36
     Section 8.05.    No Transfer of Servicing................................37

Article IX DEFAULT............................................................37

     Section 9.01.    Events of Default.......................................39
     Section 9.02.    Waiver of Defaults......................................39

Article X TERMINATION.........................................................39

     Section 10.01.   Termination.............................................39
     Section 10.02.   Cooperation of Servicer with a
                      Reconstitution..........................................43
     Section 10.03.   Master Servicer.........................................44

Article XI MISCELLANEOUS PROVISIONS...........................................44

     Section 11.01.   Successor to the Servicer...............................45
     Section 11.02.   Amendment...............................................45
     Section 11.03.   Recordation of Agreement................................45
     Section 11.04.   Governing Law...........................................45
     Section 11.05.   Notices.................................................46
     Section 11.06.   Severability of Provisions..............................47
     Section 11.07.   Exhibits................................................47
     Section 11.08.   General Interpretive Principles.........................47
     Section 11.09.   Reproduction of Documents...............................48
     Section 11.10.   Confidentiality of Information..........................48
     Section 11.11.   Assignment by the Owner.................................48
     Section 11.12.   No Partnership..........................................48
     Section 11.13.   Execution, Successors and Assigns.......................48
     Section 11.14.   Entire Agreement........................................48
     Section 11.15.   Use of Subservicers and Subcontractors..................48
     Section 11.16.   Third Party Beneficiary.................................49


                                       ii
(page)

EXHIBITS

Exhibit A   Mortgage Loan Schedule
Exhibit B   Custodial Account Letter Agreement
Exhibit C   Escrow Account Letter Agreement
Exhibit D   Form of Request for Release
Exhibit E   Reporting Data for Monthly Report
Exhibit F   Reporting Data for Defaulted Loans
Exhibit G   Form of Owner Certification
Exhibit H   Summary of Regulation AB Servicing Criteria
Exhibit I   Summary of Applicable Regulation AB Requirements
Exhibit J   Servicing Criteria to be Addressed in Assessment of Compliance
Exhibit K   Reporting Data for Realized Losses and Gains


                                      iii
(page)

      THIS IS A SERVICING AGREEMENT, dated as of May 1, 2006, and is executed between Bear Stearns Asset Backed Securities I LLC (the "Owner") and EMC Mortgage Corporation (the "Servicer").

                            W I T N E S S E T H :

      WHEREAS, the Owner is the owner of the Mortgage Loans;

      WHEREAS, the Owner and the Servicer wish to prescribe the permanent management, servicing and control of the Mortgage Loans;

      NOW, THEREFORE, in consideration of the mutual agreements hereinafter set forth, and for other good and valuable consideration, the receipt and adequacy of which is hereby acknowledged, the Owner and the Servicer agree as follows:

      THIS IS A SERVICING AGREEMENT, dated as of May 1, 2006, and is executed between Bear Stearns Asset Backed Securities I LLC (the "Owner") and EMC Mortgage Corporation (the "Servicer").

                            W I T N E S S E T H :

      WHEREAS, the Owner is the owner of the Mortgage Loans;

      WHEREAS, the Owner and the Servicer wish to prescribe the permanent management, servicing and control of the Mortgage Loans;

      NOW, THEREFORE, in consideration of the mutual agreements hereinafter set forth, and for other good and valuable consideration, the receipt and adequacy of which is hereby acknowledged, the Owner and the Servicer agree as follows:

                                  ARTICLE I
                                 DEFINITIONS

      Section 1.01.     Defined Terms.

      Whenever used in this Agreement, the following words and phrases, unless the context otherwise requires, shall have the following meaning specified in this Article:

      Accepted Servicing Practices: The procedures, including prudent collection and loan administration procedures, and the standard of care (i) employed by prudent mortgage servicers which service mortgage loans of the same type as the Mortgage Loans in the jurisdictions in which the related Mortgage Properties are located or (ii) in accordance with the Fannie Mae Guide or Freddie Mac Guide, subject to any variances negotiated with Fannie Mae or Freddie Mac and subject to the express provisions of this Agreement. Such standard of care shall not be lower than that the Servicer customarily employs and exercises in servicing and administering similar mortgage loans for its own account and shall be in full compliance with all federal, state, and local laws, ordinances, rules and regulations.

      Adjustment Date: As to each ARM Loan, the date on which the Mortgage Interest Rate is adjusted in accordance with the terms of the related Mortgage Note.

      Agreement: This Servicing Agreement including all exhibits hereto, amendments hereof and supplements hereto.

      ARM Loans: First lien, conventional, 1-4 family residential Mortgage Loans with interest rates which adjust from time to time in accordance with the related Index and are subject to Periodic Rate Caps and Lifetime Rate Caps and which may permit conversion to fixed interest rates.

      BSABS I:  Bear Stearns Asset Backed Securities I LLC.

      Business Day: Any day other than (i) a Saturday or Sunday, or (ii) a legal holiday in the States of Maryland, Minnesota, New York or the jurisdiction in which the Servicer conducts its servicing activities, or
(iii) a day on which banks in the States of Maryland, Minnesota, New York or the jurisdiction in which the Servicer conducts its servicing activities are authorized or obligated by law or executive order to be closed.


                                       1
(page)

      Code:  The  Internal  Revenue  Code of 1986,  as it may be amended  from
time  to  time,  or  any  successor  statute  thereto,   and  applicable  U.S.
Department of the Treasury regulations issued pursuant thereto.

      Commission or SEC:  The Securities and Exchange Commission.

      Condemnation Proceeds: All awards or settlements in respect of a Mortgaged Property, whether permanent or temporary, partial or entire, by exercise of the power of eminent domain or condemnation, to the extent not required to be released to a Mortgagor in accordance with the terms of the related Mortgage Loan Documents.

      Custodial Account: One or more demand account or accounts created and maintained pursuant to Section 4.04 which shall be entitled "EMC Custodial Account in trust for BSABS I, Owner of Whole Loan Mortgages and various Mortgagors" established at a Qualified Depository, each of which accounts shall be held by such Qualified Depository in a fiduciary capacity, separate and apart from its funds and general assets.

      Custodian: Wells Fargo Bank, National Association, or such other custodian as Owner shall designate.

      Cut-off Date: With respect to any Mortgage Loan, the opening of business on the first day of the month in which the related closing date with respect to such Mortgage Loan occurs.

      Delinquent: A Mortgage Loan is "delinquent" if any payment due thereon is not made pursuant to the terms of such Mortgage Loan by the close of business on the day such payment is scheduled to be due. A Mortgage Loan is "30 days delinquent" if such payment has not been received by the close of business on the corresponding day of the month immediately succeeding the month in which such payment was due, or, if there is no such corresponding day (e.g., as when a 30-day month follows a 31-day month in which a payment was due on the 31st day of such month), then on the last day of such immediately succeeding month. Similarly for "60 days delinquent," "90 days delinquent" and so on. This method of determining delinquencies is also referred to as the OTS method.

      Depositor: The depositor, as such term is defined in Regulation AB, with respect to any Pass-Through Transfer.

      Determination Date: The 15th day (or if such 15th day is not a Business Day, the Business Day immediately preceding such 15th day) of the month of the Remittance Date.

      Due Date: Each day on which payments of principal and interest are required to be paid in accordance with the terms of the related Mortgage Note, exclusive of any days of grace.


                                       2
(page)

      Due  Period:   With  respect  to  each   Remittance   Date,  the  period
commencing on the second day of the month preceding the month of such Remittance Date and ending on the first day of the month of the Remittance Date.

      Escrow Account: The separate trust account or accounts created and maintained pursuant to Section 4.06 which shall be entitled "EMC Escrow Account, in trust for BSABS I, Owner of Whole Loan Mortgages and various Mortgagors" and shall be established at a Qualified Depository, each of which accounts shall in no event contain funds in excess of the FDIC insurance limits.

      Escrow Payments: With respect to any Mortgage Loan, the amounts constituting ground rents, taxes, assessments, water rates, sewer rents, municipal charges, mortgage insurance premiums, fire and hazard insurance premiums, condominium charges, and any other payments required to be escrowed by the Mortgagor with the mortgagee pursuant to the Mortgage or any other document.

      Event  of  Default:   Any  one  of  the   conditions  or   circumstances
enumerated in Section 9.01.

      Exchange Act:  The Securities Exchange Act of 1934, as amended.

      Fannie Mae:  Fannie Mae, or any successor thereto.

      Fannie Mae Guide: The Fannie Mae Selling Guide and the Fannie Mae Servicing Guide and all amendments or additions thereto.

      Fidelity Bond: A fidelity bond to be maintained by the Servicer pursuant to Section 4.12.

      FIRREA: The Financial Institutions Reform, Recovery, and Enforcement Act of 1989, as amended from time to time.

      Freddie Mac:  Freddie Mac, or any successor thereto.

      Freddie Mac Guide: The Freddie Mac Selling Guide and the Freddie Mac Servicing Guide and all amendments or additions thereto.

      Full Principal Prepayment: A Principal Prepayment made by a Mortgagor of the entire principal balance of a Mortgage Loan.

      GAAP:  Generally accepted accounting procedures, consistently applied.

      HUD: The United States Department of Housing and Urban Development or any successor.

      Index: With respect to each ARM Loan, on the related Adjustment Date, the index used to determine the Mortgage Interest Rate on each such ARM Loan.


                                       3
(page)

      Insurance Proceeds: With respect to each Mortgage Loan, proceeds of insurance policies insuring the Mortgage Loan or the related Mortgaged Property.

      Lifetime Rate Cap: With respect to each ARM Loan, the maximum Mortgage Interest Rate over the term of such Mortgage Loan, as specified in the related Mortgage Note.

      Liquidation Proceeds: Amounts, other than Insurance Proceeds and Condemnation Proceeds, received in connection with the liquidation of a defaulted Mortgage Loan, whether through the sale or assignment of such Mortgage Loan, trustee's sale, foreclosure sale or otherwise, other than amounts received following the acquisition of an REO Property pursuant to
Section 4.13.

      Margin: With respect to each ARM Loan, the fixed percentage amount set forth in each related Mortgage Note which is added to the Index in order to determine the related Mortgage Interest Rate.

      Master   Servicer:   Wells  Fargo  Bank,   National   Association,   its
successors in interest and assigns, or any successor thereto designated by the Owner.

      Monthly Advance: The aggregate of the advances made by the Servicer on any Remittance Date pursuant to Section 5.03.

      Monthly Payment: With respect to each Mortgage Loan, the scheduled monthly payment of principal and interest thereon which is payable by the related Mortgagor under the related Mortgage Note.

      Mortgage: The mortgage, deed of trust or other instrument securing a Mortgage Note which creates a first lien on an unsubordinated estate in fee simple in real property securing the Mortgage Note.

      Mortgage Interest Rate: The annual rate at which interest accrues on any Mortgage Loan in accordance with the provisions of the related Mortgage Note, and in the case of an ARM Loan, as adjusted from time to time on each Adjustment Date for such Mortgage Loan to equal the Index for such Mortgage Loan plus the Margin for such Mortgage Loan, and subject to the limitations on such interest rate imposed by the Periodic Rate Cap and the Lifetime Rate Cap.

      Mortgage Loan: An individual Mortgage Loan described herein and as further identified on the Mortgage Loan Schedule, which Mortgage Loan includes without limitation the Mortgage Loan Documents, the Monthly Payments, Principal Prepayments, Liquidation Proceeds, Condemnation Proceeds, Insurance Proceeds, REO Disposition Proceeds, and all other rights, benefits, proceeds and obligations arising from or in connection with such Mortgage Loan.

      Mortgage Loan Documents: The original mortgage loan legal documents held by the Custodian.

      Mortgage Loan Remittance Rate: With respect to each Mortgage Loan, the annual rate of interest remitted to the Owner, which shall be equal to the related Mortgage Interest Rate minus the Servicing Fee Rate.


                                       4
(page)

      Mortgage Loan Schedule: The schedule of Mortgage Loans attached hereto as Exhibit A, such schedule being acceptable to the Owner and the Servicer.

      Mortgage Note: The note or other evidence of the indebtedness of a Mortgagor secured by a Mortgage.

      Mortgaged Property: The underlying real property securing repayment of a Mortgage Note.

      Mortgagor:  The obligor on a Mortgage Note.

      Negative Amortization: The portion of interest accrued at the Mortgage Interest Rate in any month which exceeds the Monthly Payment on a Mortgage Loan, including an Option ARM Mortgage Loan, for such month and which, pursuant to the terms of the Mortgage Note, is added to the principal balance of the related Mortgage Loan.

      Net Liquidation Proceeds: As to any Mortgage Loan, Liquidation Proceeds net of unreimbursed Servicing Advances, Servicing Fees and Monthly Advances and expenses incurred by the Servicer in connection with the liquidation of the Mortgage Loan and the related Mortgaged Property.

      Nonrecoverable Advance: Any advance previously made by the Servicer pursuant to Section 5.03 or any Servicing Advance proposed to be made by the Servicer in respect of a Mortgage Loan or REO Property which, in the good faith judgment of the Servicer, may not be ultimately recoverable by the Servicer from Liquidation Proceeds or Insurance Proceeds on such Mortgage Loan or REO Property as provided herein. The determination by the Servicer that it has made a Nonrecoverable Advance, or that a proposed advance may constitute a Nonrecoverable Advance, shall be evidenced by an Officer's Certificate of the Servicer delivered to the Owner and detailing the reasons for such determination.

      Officer's Certificate: A certificate signed by the Chairman of the Board, the Vice Chairman of the Board, the President, a Senior Vice President or a Vice President or by the Treasurer or the Secretary or one of the Assistant Treasurers or Assistant Secretaries of the Servicer, and delivered to the Owner as required by this Agreement.

      Opinion of Counsel: A written opinion of counsel, who may be an employee of the party on behalf of whom the opinion is being given, reasonably acceptable to the Owner.

      Option ARM Mortgage Loan: An ARM Loan which (i) provides the Mortgagor with multiple Monthly Payment options and (ii) may result in Negative Amortization, as set forth in the Servicer's underwriting guidelines.

      Owner: Bear Stearns Asset Backed Securities I LLC, its successors in interest and assigns (including the Trustee in connection with a Pass-Through Transfer).

      Partial Principal Prepayment: A Principal Prepayment by a Mortgagor of a partial principal balance of a Mortgage Loan.


                                       5
(page)

      Pass-Through Transfer: Any transaction involving either (1) a sale or other transfer of some or all of the Mortgage Loans directly or indirectly to an issuing entity in connection with an issuance of publicly offered or privately placed, rated or unrated mortgage-backed securities or (2) an issuance of publicly offered or privately placed, rated or unrated securities, the payments on which are determined primarily by reference to one or more portfolios of residential mortgage loans consisting, in whole or in part, of some or all of the Mortgage Loans.

      Periodic Rate Cap: With respect to each ARM Loan, the maximum increase or decrease in the Mortgage Interest Rate on any Adjustment Date.

      Permitted Investments: Any one or more of the following obligations or securities:

            (i) direct obligations of, and obligations the timely payment of which are fully guaranteed by the United States of America or any agency or instrumentality of the United States of America the obligations of which are backed by the full faith and credit of the United States of America;

            (ii) (a) demand or time deposits, federal funds or bankers' acceptances issued by any depository institution or trust company incorporated under the laws of the United States of America or any state thereof (including any Trustee or the Master Servicer) and subject to supervision and examination by federal and/or state banking authorities, provided that the commercial paper and/or the short-term deposit rating and/or the long-term unsecured debt obligations or deposits of such depository institution or trust company at the time of such investment or contractual commitment providing for such investment are rated in one of the two highest rating categories by each Rating Agency and (b) any other demand or time deposit or certificate of deposit that is fully insured by the Federal Deposit Insurance Corporation;

            (iii) repurchase obligations with respect to (a) any security described in clause (i) above or (b) any other security issued or guaranteed by an agency or instrumentality of the United States of America, the obligations of which are backed by the full faith and credit of the United States of America, in either case entered into with a depository institution or trust company (acting as principal) described in clause (ii)(a) above;

            (iv) securities bearing interest or sold at a discount issued by any corporation (including any Trustee or the Master Servicer) incorporated under the laws of the United States of America or any state thereof that are rated in one of the two highest rating categories by each Rating Agency at the time of such investment or contractual commitment providing for such investment; provided, however, that securities issued by any particular corporation will not be Permitted Investments to the extent that investments therein will cause the then outstanding principal amount of securities issued by such corporation and held as Permitted Investments to exceed 10% of the aggregate outstanding principal balances and amounts of all the Permitted Investments;


                                       6
(page)

            (v) commercial paper (including both non-interest-bearing discount obligations and interest-bearing obligations payable on demand or on a specified date not more than one year after the date of issuance thereof) which are rated in one of the two highest rating categories by each Rating Agency at the time of such investment;

            (vi) any other demand, money market or time deposit, obligation, security or investment as may be acceptable to each Rating Agency; and

            (vii) any money market funds the collateral of which consists of obligations fully guaranteed by the United States of America or any agency or instrumentality of the United States of America the obligations of which are backed by the full faith and credit of the United States of America (which may include repurchase obligations secured by collateral described in clause (i)) and other securities (including money market or common trust funds for which any Trustee or the Master Servicer or any affiliate thereof acts as a manager or an advisor) and which money market funds are rated in one of the two highest rating categories by each Rating Agency;

provided, however, that no instrument or security shall be a Permitted Investment if such instrument or security evidences a right to receive only interest payments with respect to the obligations underlying such instrument or if such security provides for payment of both principal and interest with a yield to maturity in excess of 120% of the yield to maturity at par.

      Person:  Any  individual,   corporation,   partnership,  joint  venture,
association, joint-stock company, limited liability company, trust, unincorporated organization or government or any agency or political subdivision thereof.

      Prepayment Charge: Any prepayment premium, penalty or charge payable by a Mortgagor in connection with any Principal Prepayment on a Mortgage Loan pursuant to the terms of the related Mortgage Note.

      Prepayment Interest Excess: With respect to any Remittance Date, for each Mortgage Loan that was the subject of a Principal Prepayment in full or in part during the portion of the related Prepayment Period occurring between the first day of the calendar month in which such Remittance Date occurs and the Determination Date of the calendar month in which such Remittance Date occurs, an amount equal to interest (to the extent received) at the applicable Mortgage Loan Remittance Rate on the amount of such Principal Prepayment for the number of days commencing on the first day of the calendar month in which such Remittance Date occurs and ending on the last date through which interest is collected from the related Mortgagor.

      Prepayment Interest Shortfall: With respect to any Remittance Date, for each such Mortgage Loan that was the subject of a Principal Prepayment during the portion of the related Prepayment Period occurring between the first day of the related Prepayment Period and the last day of the calendar month preceding the month in which such Remittance Date occurs, an amount equal to interest (to be paid by the Servicer out of its own funds without reimbursement therefor) at the applicable Mortgage Loan Remittance Rate on the amount of such Principal Prepayment for the number of days commencing on the date on which the prepayment is applied and ending on the last day of the calendar month preceding such Remittance Date.


                                       7
(page)

      Prepayment Period: As to any Remittance Date, (a) in the case of Full Principal Prepayments, the period commencing on the 16th day of the month prior to the month in which the related Remittance Date occurs and ending on the 15th day of the month in which such Remittance Date occurs, and (b) in the case of Partial Principal Prepayments or other recoveries, the preceding calendar month.

      Primary Mortgage Insurance Policy: Each primary policy of mortgage insurance, or any replacement policy therefor obtained by the Servicer pursuant to Section 4.08.

      Prime Rate: The prime rate of U.S. money center banks as published from time to time in The Wall Street Journal.

      Principal Prepayment: Any payment or other recovery of principal on a Mortgage Loan full or partial which is received in advance of its scheduled Due Date, including any Prepayment Charge, and which is not accompanied by an amount of interest representing scheduled interest due on any date or dates in any month or months subsequent to the month of prepayment.

      Qualified Appraiser: An appraiser, duly appointed by the Servicer, who had no interest, direct or indirect in the Mortgaged Property or in any loan made on the security thereof, and whose compensation is not affected by the approval or disapproval of the Mortgage Loan, which appraiser and the appraisal made by such appraiser both satisfy the requirements of Title XI of FIRREA and the regulations promulgated thereunder, all as in effect on the date the Mortgage Loan was originated.

      Qualified Depository: (a) The Custodian, (b) a depository, the accounts of which are insured by the FDIC and the short term debt ratings and the long term deposit ratings of which are rated in one of the two highest rating categories by either of Moody's Investors Service, Inc. or Fitch, Inc., or (c) a depository, the short-term debt obligations, or other short-term deposits of which are rated at least `A-2' and the long-term unsecured debt obligations of which are rated at least `AA-' by Standard & Poor's Ratings Service, a division of The McGraw Hill Companies Inc.

      Qualified Insurer: An insurance company duly qualified as such under the laws of the states in which the Mortgaged Properties are located, duly authorized and licensed in such states to transact the applicable insurance business and to write the insurance provided, approved as an insurer by Fannie Mae and Freddie Mac.

      Rating Agency: Standard & Poor's Ratings Service, a division of The McGraw Hill Companies Inc., and Moody's Investors Service, Inc.

      Reconstitution Agreement: Any agreement involving any Pass-Through Transfer or Whole Loan Transfer.

      Regulation AB: Subpart  229.1100 - Asset Backed  Securities  (Regulation
AB), 17 C.F.R. ss.ss.229.1100-229.1123, as amended from time to time, and subject to such clarification and interpretation as have been provided by the Commission in the adopting release (Asset-Backed Securities, Securities Act Release No. 33-8518, 70 Fed. Reg. 1,506, 1,531 (Jan. 7, 2005)) or by the staff of the Commission, or as may be provided by the Commission or its staff from time to time.


                                       8
(page)

      REMIC: A "real estate mortgage investment conduit" within the meaning of Section 860D of the Code.

      REMIC Provisions: The provisions of the Federal income tax law relating to a REMIC, which appear at Section 860A through 860G of the Code, and related provisions, and regulations, rulings or pronouncements promulgated thereunder, as the foregoing may be in effect from time to time.

      Remittance Date: The Remittance Date shall be the 23rd day of any month, or if such 23rd day is not a Business Day, the first Business Day immediately preceding such 23rd day.

      REO Disposition:  The final sale by the Servicer of any REO Property.

      REO  Disposition   Proceeds:   Amounts   received  by  the  Servicer  in
connection with a related REO Disposition.

      REO Property: A Mortgaged Property acquired by the Servicer on behalf of the Owner as described in Section 4.13.

      Sarbanes Certification: A certification required pursuant to The Sarbanes-Oxley Act of 2002 and the rules and regulations of the Commission promulgated thereunder (including any interpretations or amendments thereof by the Commission's staff).

      Securities Act:  The Securities Act of 1933, as amended.

      Securities Administrator: The securities administrator with respect to any Pass-Through Transfer.

      Servicer: EMC Mortgage Corporation, or any of its successors in interest or any successor under this Agreement appointed as herein provided.

      Servicing Advances: All customary, reasonable and necessary "out of pocket" costs and expenses (including reasonable attorneys' fees and disbursements) incurred in the performance by the Servicer of its servicing obligations relating to each Mortgage Loan, including, but not limited to, the cost of (a) the preservation, restoration and protection of the Mortgaged Property, (b) any enforcement, administrative or judicial proceedings, or any legal work or advice specifically related to servicing the Mortgage Loans, including but not limited to, foreclosures, bankruptcies, condemnations, drug seizures, elections, foreclosures by subordinate or superior lienholders, and other legal actions incidental to the servicing of the Mortgage Loans (provided that such expenses are reasonable and that the Servicer specifies the Mortgage Loan(s) to which such expenses relate), (c) the management and liquidation of the Mortgaged Property if the Mortgaged Property is acquired in full or partial satisfaction of the Mortgage, (d) taxes, assessments, water rates, sewer rates and other charges which are or may become a lien upon the Mortgaged Property, and Primary Mortgage Insurance Policy premiums and fire and hazard insurance coverage and (e) compliance with the obligations under Section 4.08.


                                       9
(page)

      Servicing Criteria: As of any date of determination, the "servicing criteria" set forth in Item 1122(d) of Regulation AB, or any amendments thereto, a summary of the requirements of which as of the date hereof is attached hereto as Exhibit H for convenience of reference only. In the event of a conflict or inconsistency between the terms of Exhibit H and the text of
Item 1122(d) of Regulation AB, the text of Item 1122(d) of Regulation AB shall control (or those Servicing Criteria otherwise mutually agreed to by the Owner, the Servicer and any Person that will be responsible for signing any Sarbanes Certification with respect to a Pass-Through Transfer in response to evolving interpretations of Regulation AB and incorporated into a revised Exhibit H).

      Servicing Fee: With respect to each Mortgage Loan, the amount of the annual servicing fee the Owner shall pay to the Servicer, which shall, for a period of one full month, be equal to one-twelfth of the product of (a) the applicable Servicing Fee Rate and (b) the outstanding principal balance of the Mortgage Loan. Such fee shall be payable monthly, computed on the basis of the same principal amount and period respecting which any related interest payment on a Mortgage Loan is computed. The obligation of the Owner to pay the Servicing Fee is limited to, and the Servicing Fee is payable from the interest portion of such Monthly Payment collected by the Servicer or as otherwise provided under Section 4.05.

      Servicing Fee Rate: The Servicing Fee Rate shall be a rate per annum between 0.25% and 0.50% for each respsective mortgage loan, in each case provided in the Mortgage Loan Schedule.

      Servicing File: The documents, records and other items pertaining to a particular Mortgage Loan and any additional documents relating to such Mortgage Loan as are in, or as may from time to time come into, the Servicer's possession.

      Servicing Officer: Any officer of the Servicer involved in, or responsible for, the administration and servicing of the Mortgage Loans whose name appears on a list of servicing officers furnished by the Servicer to the Owner upon request, as such list may from time to time be amended.

      Stated Principal Balance: As to each Mortgage Loan as of any date of determination, (i) the principal balance of such Mortgage Loan after giving effect to payments of principal due and received or for which a Monthly Advance has been made, minus (ii) all amounts previously distributed to the Owner with respect to the Mortgage Loan representing Principal Prepayments.

      Subcontractor: Any vendor, subcontractor or other Person that is not responsible for the overall servicing (as "servicing" is commonly understood by participants in the mortgage-backed securities market) of Mortgage Loans but performs one or more discrete functions identified in Item 1122(d) of Regulation AB with respect to Mortgage Loans under the direction or authority of the Servicer or a Subservicer.

      Subservicer: Any Person that services Mortgage Loans on behalf of the Servicer or any Subservicer and is responsible for the performance (whether directly or through Subservicers or Subcontractors) of a substantial portion of the material servicing functions required to be performed by the Servicer under this Agreement or any Reconstitution Agreement that are identified in
Item 1122(d) of Regulation AB.


                                       10
(page)

      Trustee: The Person appointed as trustee in connection with any Pass-Through Transfer.

      Whole Loan Transfer: The sale or transfer of some or all of the ownership interest in the Mortgage Loans by the Owner to one or more third parties in whole loan or participation format, which third party may be Fannie Mae or Freddie Mac.

                                  ARTICLE II
    SERVICING OF MORTGAGE LOANS; POSSESSION OF SERVICING FILES; BOOKS AND
                 RECORDS; DELIVERY OF MORTGAGE LOAN DOCUMENTS

      Section 2.01.     Servicing of Mortgage Loans.

      The Servicer does hereby agree to service the Mortgage Loans in accordance with the terms of this Agreement. The rights of the Owner to receive payments with respect to the Mortgage Loans shall be as set forth in this Agreement.

      Section 2.02.     Maintenance of Servicing Files.

      The  Servicer  shall  maintain  a  Servicing  File   consisting  of  all
documents necessary to service the Mortgage Loans. The possession of each Servicing File by the Servicer is for the sole purpose of servicing the Mortgage Loan, and such retention and possession by the Servicer is in a custodial capacity only. The Servicer acknowledges that the ownership of each Mortgage Loan, including the Note, the Mortgage, all other Mortgage Loan Documents and all rights, benefits, proceeds and obligations arising therefrom or in connection therewith, has been vested in the Owner. All rights arising out of the Mortgage Loans including, but not limited to, all funds received on or in connection with the Mortgage Loans and all records or documents with respect to the Mortgage Loans prepared by or which come into the possession of the Servicer shall be received and held by the Servicer in trust for the exclusive benefit of the Owner as the owner of the related Mortgage Loans. Any portion of the related Servicing Files retained by the Servicer shall be appropriately identified in the Servicer's computer system to clearly reflect the ownership of the related Mortgage Loans by the Owner. The Servicer shall release its custody of the contents of the related Servicing Files only in accordance with written instructions of the Owner, except when such release is required as incidental to the Servicer's servicing of the Mortgage Loans, such written instructions shall not be required.

      Section 2.03.     Books and Records.

      The Servicer shall be responsible for maintaining, and shall maintain, a complete set of books and records for the Mortgage Loans which shall be appropriately identified in the Servicer's computer system to clearly reflect the ownership of the Mortgage Loan by the Owner. In particular, the Servicer shall maintain in its possession, available for inspection by the Owner, or its designee and shall deliver to the Owner upon demand, evidence of compliance with all federal, state and local laws, rules and regulations, and requirements of Fannie Mae or Freddie Mac, as applicable, including but not limited to documentation as to the method used in determining the applicability of the provisions of the Flood Disaster Protection Act of 1973, as amended, to the Mortgaged Property, documentation evidencing insurance coverage and eligibility of any condominium project for approval by Fannie Mae and periodic inspection reports as required by Section 4.13. To the extent that original documents are not required for purposes of realization of Liquidation Proceeds or Insurance Proceeds, documents maintained by the Servicer may be in the form of microfilm or microfiche or such other reliable means of recreating original documents, including but not limited to, optical imagery techniques so long as the Servicer complies with the requirements of the Fannie Mae Guide.


                                       11
(page)

      The Servicer shall maintain with respect to each Mortgage Loan and shall make available for inspection by any Owner or its designee the related Servicing File (or copies thereof) during the time the Owner retains ownership of a Mortgage Loan and thereafter in accordance with applicable laws and regulations.

      Section 2.04.     Transfer of Mortgage Loans.

      No transfer of a Mortgage Loan may be made unless such transfer is in compliance with the terms hereof. For the purposes of this Agreement, the Servicer shall be under no obligation to deal with any person with respect to this Agreement or any Mortgage Loan unless a notice of the transfer of such Mortgage Loan has been delivered to the Servicer in accordance with this
Section 2.04. The Owner may, subject to the terms of this Agreement, sell and transfer one or more of the Mortgage Loans in accordance with Sections
10.02 and 11.12, provided, however, that the transferee will not be deemed to be an Owner hereunder binding upon the Servicer unless such transferee shall agree in writing to be bound by the terms of this Agreement and an assignment and assumption of this Agreement reasonably acceptable to the Servicer. The Owner shall advise the Servicer in writing of the transfer. Upon receipt of notice of the permitted transfer, the Servicer shall mark its books and records to reflect the ownership of the Mortgage Loans of such assignee, and shall release the previous Owner from its obligations hereunder with respect to the Mortgage Loans sold or transferred.

      Section 2.05.     Delivery of Mortgage Loan Documents.

      The Servicer shall forward to the Custodian on behalf of the Owner original documents evidencing an assumption, modification, consolidation or extension of any Mortgage Loan entered into in accordance with Section 4.01 or 6.01 within 4 week(s) of their execution; provided, however, that the Servicer shall provide the Custodian on behalf of the Owner with a certified true copy of any such document submitted for recordation within 4 week(s) after its execution, and shall provide the original of any document submitted for recordation or a copy of such document certified by the appropriate public recording office to be a true and complete copy of the original within 180 days of its execution. If delivery is not completed within 180 days solely due to delays in making such delivery by reason of the fact that such documents shall not have been returned by the appropriate recording office, the Servicer shall continue to use its best efforts to effect delivery as soon as possible thereafter.

      From time to time the Servicer may have a need for Mortgage Loan Documents to be released by the Custodian. If the Servicer shall require any of the Mortgage Loan Documents, the Servicer shall notify the Custodian in writing of such request in the form of the request for release attached hereto as Exhibit D. The Custodian shall deliver to the Servicer within five
(5) Business Days, any requested Mortgage Loan Document previously delivered to the Custodian, provided that such documentation is promptly returned to the Custodian when the Servicer no longer requires possession of the document, and provided that during the time that any such documentation is held by the Servicer, such possession is in trust for the benefit of the Owner.


                                       12
(page)

                                 ARTICLE III
                REPRESENTATIONS AND WARRANTIES OF THE SERVICER

      The Servicer represents, warrants and covenants to the Owner that as of the date hereof or as of such date specifically provided herein:

      (a) The Servicer is a validly existing corporation in good standing under the laws of the State of its organization and is qualified to transact business in, is in good standing under the laws of, and possesses all licenses necessary for the conduct of its business in, each state in which any Mortgaged Property is located or is otherwise exempt or not required under applicable law to effect such qualification or license and no demand for such qualification or license has been made upon the Servicer by any such state, and in any event the Servicer is in compliance with the laws of each such State to the extent necessary to ensure the enforceability of each Mortgage Loan and the servicing of the Mortgage Loans in accordance with the terms of this Agreement;

      (b) The Servicer has full power and authority to execute, deliver and perform, and to enter into and consummate all transactions contemplated by this Agreement and to conduct its business as presently conducted, has duly authorized the execution, delivery and performance of this Agreement, has duly executed and delivered this Agreement, and this Agreement constitutes a legal, valid and binding obligation of the Servicer, enforceable against it in accordance with its terms subject to bankruptcy laws and other similar laws of general application affecting rights of creditors and subject to the application of the rules of equity, including those respecting the availability of specific performance;

      (c) None of the execution and delivery of this Agreement, the consummation of the transactions contemplated thereby and hereby, or the fulfillment of or compliance with the terms and conditions of this Agreement will conflict with any of the terms, conditions or provisions of the Servicer's articles of incorporation or by-laws or materially conflict with or result in a breach of any of the terms, conditions or provisions of any legal restriction or any agreement or instrument to which the Servicer is now a party or by which it is bound, or constitute a default or result in an acceleration under any of the foregoing, or result in the material violation of any law, rule, regulation, order, judgment or decree to which the Servicer or its property is subject;

      (d) There is no litigation pending or, to the Servicer's knowledge, threatened with respect to the Servicer which is reasonably likely to have a material adverse effect on the execution, delivery or enforceability of this Agreement, or which is reasonably likely to have a material adverse effect on the financial condition of the Servicer;

      (e) No consent, approval, authorization or order of any court or governmental agency or body is required for the execution, delivery and performance by the Servicer of or compliance by the Servicer with this Agreement or the consummation of the transactions contemplated by this Agreement except for consents, approvals, authorizations and orders which have been obtained;


                                       13
(page)

      (f) The Servicer is an approved seller/servicer of residential mortgage loans for Fannie Mae and Freddie Mac. The Servicer is in good standing to service mortgage loans for Fannie Mae and Freddie Mac and no event has occurred which would make the Servicer unable to comply with eligibility requirements or which would require notification to either Fannie Mae or Freddie Mac;

      (g) As of the date of each Pass-Through Transfer, and except as has been otherwise disclosed to the Owner, the Master Servicer and any Depositor, or disclosed in any public filing: (1) no default or servicing related performance trigger has occurred as to any other Pass-Through Transfer due to any act or failure to act of the Servicer; (2) no material noncompliance with applicable servicing criteria as to any other Pass-Through Transfer has occurred, been disclosed or reported by the Servicer; (3) the Servicer has not been terminated as servicer in a residential mortgage loan Pass-Through Transfer, either due to a servicing default or to application of a servicing performance test or trigger; (4) no material changes to the Servicer's servicing policies and procedures for similar loans have occurred in the preceding three years; (5) there are no aspects of the Servicer's financial condition that could have a material adverse impact on the performance by the Servicer of its obligations hereunder; (6) there are no legal proceedings pending, or known to be contemplated by governmental authorities, against the Servicer that could be material to investors in the securities issued in such Pass-Through Transfer; and (7) there are no affiliations, relationships or transactions relating to the Servicer of a type that are described under Item 1119 of Regulation AB;

      (h) If so requested by the Owner, the Master Servicer or any Depositor on any date, the Servicer shall, within five Business Days following such request, confirm in writing the accuracy of the representations and warranties set forth in clause (g) of this Article or, if any such representation and warranty is not accurate as of the date of such request, provide reasonably adequate disclosure of the pertinent facts, in writing, to the requesting party;

      (i) Notwithstanding anything to the contrary in the Agreement, the Servicer shall (or shall cause each Subservicer) (i) immediately notify the Owner, the Master Servicer and any Depositor in writing of (A) any material litigation or governmental proceedings pending against the Servicer or any Subservicer, (B) any affiliations or relationships that develop following the closing date of a Pass-Through Transfer between the Servicer or any
Subservicer and any of the parties specified in clause (7) of paragraph (g) of this Article (and any other parties identified in writing by the requesting party) with respect to such Pass-Through Transfer, (C) any Event of Default under the terms of this Agreement or any Reconstitution Agreement,
(D) any merger, consolidation or sale of substantially all of the assets of the Servicer, and (E) the Servicer's entry into an agreement with a Subservicer to perform or assist in the performance of any of the Servicer's obligations under this Agreement or any Reconstitution Agreement and (ii) provide to the Owner and any Depositor a description of such proceedings, affiliations or relationships;

      (j)   As  a  condition  to  the   succession  to  the  Servicer  or  any
Subservicer as servicer or subservicer under this Agreement or any Reconstitution Agreement by any Person (i) into which the Servicer or such Subservicer may be merged or consolidated, or (ii) which may be appointed as a successor to the Servicer or any Subservicer, the Servicer shall provide to the Owner, the Master Servicer and any Depositor, at least 15 calendar days prior to the effective date of such succession or appointment, (x) written notice to the Owner, the Master Servicer and any Depositor of such succession or appointment and (y) in writing and in form and substance reasonably satisfactory to the Owner, the Master Servicer and such Depositor, all information reasonably requested by the Owner, the Master Servicer or any Depositor in order to comply with its reporting obligation under Item 6.02 of Form 8-K with respect to any class of asset-backed securities; and


                                       14
(page)

      (k) Servicer has delivered to the Owner and the Master Servicer financial statements of its parent, for its last two complete fiscal years. All such financial information fairly presents the pertinent results of operations and financial position for the period identified and has been prepared in accordance with GAAP consistently applied throughout the periods involved, except as set forth in the notes thereto. There has been no change in the servicing policies and procedures, business, operations, financial condition, properties or assets of the Servicer since the date of the Servicer's financial information that would have a material adverse effect on its ability to perform its obligations under this Agreement.

                                  ARTICLE IV
                ADMINISTRATION AND SERVICING OF MORTGAGE LOANS

      Section 4.01.     Servicer to Act as Servicer.

      The Servicer, as independent contract servicer, shall service and administer the Mortgage Loans in accordance with this Agreement and with Accepted Servicing Practices (giving due consideration to the Owner's reliance on the Servicer), and shall have full power and authority, acting alone, to do or cause to be done any and all things in connection with such servicing and administration which the Servicer may deem necessary or desirable and consistent with the terms of this Agreement and with Accepted Servicing Practices and shall exercise the same care that it customarily employs for its own account. In addition, the Servicer shall furnish information regarding the borrower credit files related to such Mortgage Loan to credit reporting agencies in compliance with the provisions of the Fair Credit Reporting Act and the applicable implementing regulations. Except as set forth in this Agreement, the Servicer shall service the Mortgage Loans in accordance with Accepted Servicing Practices in compliance with the servicing provisions of the Fannie Mae Guide, which include, but are not limited to, provisions regarding the liquidation of Mortgage Loans, the collection of Mortgage Loan payments, the payment of taxes, insurance and other charges, the maintenance of hazard insurance with a Qualified Insurer, the maintenance of fidelity bond and errors and omissions insurance, inspections, the restoration of Mortgaged Property, the maintenance of Primary Mortgage Insurance Policies, insurance claims, and title insurance, management of REO Property, permitted withdrawals with respect to REO Property, liquidation reports, and reports of foreclosures and abandonments of Mortgaged Property, the transfer of Mortgaged Property, the release of Mortgage Loan Documents, annual statements, and examination of records and facilities. In the event of any conflict, inconsistency or discrepancy between any of the servicing provisions of this Agreement and any of the servicing provisions of the Fannie Mae Guide, the provisions of this Agreement shall control and be binding upon the Owner and the Servicer. The Owner may, at its option, deliver powers-of-attorney to the Servicer sufficient to allow the Servicer as servicer to execute all documentation requiring execution on behalf of Owner with respect to the servicing of the Mortgage Loans, including satisfactions, partial releases, modifications and foreclosure documentation or, in the alternative, shall as promptly as reasonably possible, execute and return such documentation to the Servicer.


                                       15
(page)

      Consistent with the terms of this Agreement, the Servicer may waive, modify or vary any term of any Mortgage Loan or consent to the postponement of any such term or in any manner grant indulgence to any Mortgagor if in the Servicer's reasonable and prudent determination such waiver, modification, postponement or indulgence is not materially adverse to the Owner, provided, however, that with respect to any Mortgage Loan that is not in default or if default is not reasonably forseeable, unless the Servicer has provided to the Owner a certification addressed to the Owner, based on the advice of counsel or certified public accountants that have a national reputation with respect to taxation of REMICs that a modification of such Mortgage Loan will not result in the imposition of taxes on or disqualify from REMIC status any of the REMICs and has obtained the prior written consent of the Owner, the Servicer shall not permit any modification with respect to any Mortgage Loan that would change the Mortgage Interest Rate, forgive the payment of principal or interest, reduce or increase the outstanding principal balance (except for actual payments of principal), change the final maturity date on such Mortgage Loan or waive a prepayment penalty or charge. In the event of any such modification which has been agreed to in writing by the Owner and which permits the deferral of interest or principal payments on any Mortgage Loan, the Servicer shall, on the Business Day immediately preceding the related Remittance Date in any month in which any such principal or interest payment has been deferred, deposit in the Custodial Account from its own funds, in accordance with Section 4.04 and Section 5.03, the difference between (a) such month's principal and one month's interest at the related Mortgage Loan Remittance Rate on the unpaid principal balance of such Mortgage Loan and (b) the amount paid by the Mortgagor. The Servicer shall be entitled to reimbursement for such advances to the same extent as for all other advances pursuant to Section 4.05. Without limiting the generality of the foregoing, the Servicer shall continue, and is hereby authorized and empowered, to prepare, execute and deliver, all instruments of satisfaction or cancellation, or of partial or full release, discharge and all other comparable instruments, with respect to the Mortgage Loans and with respect to the Mortgaged Properties.

      The  Servicer  shall  perform  all  of  its  servicing  responsibilities hereunder or may cause a subservicer to perform any such servicing responsibilities on its behalf, but the use by the Servicer of a subservicer shall not release the Servicer from any of its obligations hereunder and the Servicer shall remain responsible hereunder for all acts and omissions of each subservicer as fully as if such acts and omissions were those of the Servicer. Any such subservicer must be a Fannie Mae approved seller/servicer or a Freddie Mac seller/servicer in good standing and no event shall have occurred, including but not limited to, a change in insurance coverage, which would make it unable to comply with the eligibility requirements for lenders imposed by Fannie Mae or for seller/servicers by Freddie Mac, or which would require notification to Fannie Mae or Freddie Mac. The Servicer shall pay all fees and expenses of each subservicer from its own funds, and a subservicer's fee shall not exceed the Servicing Fee.

      At  the  cost  and  expense  of  the  Servicer,  without  any  right  of reimbursement from the Custodial Account, the Servicer shall be entitled to terminate the rights and responsibilities of a subservicer and arrange for any servicing responsibilities to be performed by a successor subservicer meeting the requirements in the preceding paragraph, provided, however, that nothing contained herein shall be deemed to prevent or prohibit the Servicer, at the Servicer's option, from electing to service the related Mortgage Loans itself. In the event that the Servicer's responsibilities and duties under this Agreement are terminated pursuant to Section 8.04, 9.01 or 10.01, and if requested to do so by the Owner, the Servicer shall at its own cost and expense terminate the rights and responsibilities of each subservicer effective as of the date of termination of the Servicer. The Servicer shall pay all fees, expenses or penalties necessary in order to terminate the rights and responsibilities of each subservicer from the Servicer's own funds without reimbursement from the Owner.


                                       16
(page)

      Notwithstanding any of the provisions of this Agreement relating to agreements or arrangements between the Servicer and a subservicer or any reference herein to actions taken through a subservicer or otherwise, the Servicer shall not be relieved of its obligations to the Owner and shall be obligated to the same extent and under the same terms and conditions as if it alone were servicing and administering the Mortgage Loans. The Servicer shall be entitled to enter into an agreement with a subservicer for indemnification of the Servicer by the subservicer and nothing contained in this Agreement shall be deemed to limit or modify such indemnification.

      Any subservicing agreement and any other transactions or services relating to the Mortgage Loans involving a subservicer shall be deemed to be between such subservicer and Servicer alone, and the Owner shall have no obligations, duties or liabilities with respect to such Subservicer including no obligation, duty or liability of Owner to pay such subservicer's fees and expenses. For purposes of distributions and advances by the Servicer pursuant to this Agreement, the Servicer shall be deemed to have received a payment on a Mortgage Loan when a subservicer has received such payment.

      Section 4.02.     Collection of Mortgage Loan Payments.

      Continuously from the date hereof until the date each Mortgage Loan ceases to be subject to this Agreement, the Servicer will proceed with diligence to collect all payments due under each Mortgage Loan when the same shall become due and payable and shall, to the extent such procedures shall be consistent with this Agreement and the terms and provisions of related Primary Mortgage Insurance Policy, follow such collection procedures as it follows with respect to mortgage loans comparable to the Mortgage Loans and held for its own account. Further, the Servicer will take reasonable care in ascertaining and estimating annual ground rents, taxes, assessments, water rates, fire and hazard insurance premiums, mortgage insurance premiums, and all other charges that, as provided in the Mortgage, will become due and payable to the end that the installments payable by the Mortgagors will be sufficient to pay such charges as and when they become due and payable.

      The Servicer shall not waive any Prepayment Charge unless: (i) the enforceability thereof shall have been limited by bankruptcy, insolvency, moratorium, receivership and other similar laws relating to creditors' rights generally, (ii) the enforcement thereof is illegal, or any local, state or federal agency has threatened legal action if the prepayment penalty is enforced, (iii) the mortgage debt has been accelerated in connection with a foreclosure or other involuntary payment or (iv) such waiver is standard and customary in servicing similar Mortgage Loans and relates to a default or a reasonably foreseeable default and would, in the reasonable judgment of the Servicer, maximize recovery of total proceeds taking into account the value of such Prepayment Charge and the related Mortgage Loan. If a Prepayment Charge is waived, but does not meet the standards described above, then the Servicer is required to pay the amount of such waived Prepayment Charge by remitting such amount to the Owner by the Remittance Date.


                                       17
(page)

      Section 4.03.     Realization Upon Defaulted Mortgage Loans.

      The Servicer shall use its reasonable efforts, consistent with the procedures that the Servicer would use in servicing loans for its own account and the requirements of the Fannie Mae Guide, to foreclose upon or otherwise comparably convert the ownership of properties securing such of the Mortgage Loans as come into and continue in default and as to which no satisfactory arrangements can be made for collection of delinquent payments pursuant to
Section 4.01. In determining the delinquency status of any Mortgage Loan, the Servicer will apply the definition of Delinquent as such term is defined under the related pooling and servicing agreement. The Servicer shall use its reasonable efforts to realize upon defaulted Mortgage Loans in such manner as will maximize the receipt of principal and interest by the Owner, taking into account, among other things, the timing of foreclosure proceedings. The foregoing is subject to the provisions that, in any case in which Mortgaged Property shall have suffered damage, the Servicer shall not be required to expend its own funds toward the restoration of such property unless it shall determine in its discretion (i) that such restoration will increase the proceeds of liquidation of the related Mortgage Loan to the Owner after reimbursement to itself for such expenses, and (ii) that such expenses will be recoverable by the Servicer through Insurance Proceeds or Liquidation Proceeds from the related Mortgaged Property, as contemplated in
Section 4.05. The Servicer shall be responsible for all costs and expenses incurred by it in any such proceedings or functions as Servicing Advances; provided, however, that it shall be entitled to reimbursement therefor as provided in Section 4.05. Notwithstanding anything to the contrary contained herein, in connection with a foreclosure or acceptance of a deed in lieu of foreclosure, in the event the Servicer has reasonable cause to believe that a Mortgaged Property is contaminated by hazardous or toxic substances or wastes, or if the Owner otherwise requests an environmental inspection or review of such Mortgaged Property, such an inspection or review is to be conducted by a qualified inspector. Upon completion of the inspection, the Servicer shall promptly provide the Owner with a written report of the environmental inspection. After reviewing the environmental inspection report, the Owner shall determine how the Servicer shall proceed with respect to the Mortgaged Property.

      Section 4.04.     Establishment  of  Custodial  Accounts;   Deposits  in
Custodial Accounts.

      The Servicer shall segregate and hold all funds collected and received pursuant to each Mortgage Loan separate and apart from any of its own funds and general assets and shall establish and maintain one or more Custodial Accounts. Each Custodial Account shall be established with a Qualified Depository. To the extent such funds are not deposited in a Custodial Account, such funds may be invested in Permitted Investments for the benefit of the Owner (with any income earned thereon for the benefit of the Servicer). Custodial Accounts will be reconciled within 45 days. Funds deposited in the Custodial Account may be drawn on by the Servicer in accordance with Section 4.05. The creation of any Custodial Account shall be evidenced by a letter agreement in the form shown in Exhibit B hereto. The original of such letter agreement shall be furnished to the Owner upon request. The Servicer acknowledges and agrees that the Servicer shall bear any losses incurred with respect to Permitted Investments. The amount of any such losses shall be immediately deposited by the Servicer in the Custodial Account, out of the Servicer's own funds, with no right to reimbursement


                                       18
(page)

            (i) all payments on account of principal, including Principal Prepayments (exclusive of any Prepayment Charges), on the Mortgage Loans received after the Cut-off Date;

            (ii) all payments on account of interest on the Mortgage Loans adjusted to the related Mortgage Loan Remittance Rate received after the Cut-off Date;

            (iii) all Net  Liquidation  Proceeds  received  after the  Cut-off
      Date;

            (iv) any net amounts received by the Servicer after the Cut-off Date in connection with any REO Property pursuant to Section 4.13;

            (v) all Insurance Proceeds received after the Cut-off Date including amounts required to be deposited pursuant to Sections 4.08 and 4.10, other than proceeds to be held in the Escrow Account and applied to the restoration or repair of the Mortgaged Property or released to the Mortgagor in accordance with the Servicer's normal servicing procedures, the loan documents or applicable law;

            (vi) all Condemnation Proceeds affecting any Mortgaged Property received after the Cut-off Date other than proceeds to be held in the Escrow Account and applied to the restoration or repair of the Mortgaged Property or released to the Mortgagor in accordance with the Servicer's normal servicing procedures, the loan documents or applicable law;

            (vii) any Monthly Advances as provided in Section 5.03;

            (viii) any amounts received after the Cut-off Date and required to be deposited in the Custodial Account pursuant to Section 6.02; and

            (ix) with respect to each full or partial Principal Prepayment received after the Cut-off Date, any Prepayment Interest Shortfalls, to the extent of the Servicer's aggregate Servicing Fee received with respect to the related Due Period.

      The foregoing requirements for deposit in the Custodial Account shall be exclusive, it being understood and agreed that, without limiting the generality of the foregoing, payments in the nature of late payment charges and assumption fees, to the extent permitted by Section 6.01, and all Prepayment Interest Excess need not be deposited by the Servicer in the Custodial Account.


                                       19
(page)

      Section 4.05.     Permitted Withdrawals From the Custodial Account.

      The Servicer may, from time to time, make withdrawals from the Custodial Account for the following purposes:

            (i) to make payments to the Owner in the amounts and in the manner provided for in Section 5.01;

            (ii) to reimburse itself for Monthly Advances, the Servicer's right to reimburse itself pursuant to this subclause (ii) being limited to amounts received on the related Mortgage Loan which represent late collections (net of the related Servicing Fees) of principal and/or interest respecting which any such advance was made;

            (iii) to reimburse itself for unreimbursed Servicing Advances and Monthly Advances, the Servicer's right to reimburse itself pursuant to this subclause (iii) with respect to any Mortgage Loan being limited to Liquidation Proceeds, Condemnation Proceeds and Insurance Proceeds received after the Cut-off Date related to such Mortgage Loan;

            (iv) to pay to itself as servicing compensation (a) any interest earned on funds in the Custodial Account (all such interest to be withdrawn monthly not later than each Remittance Date) and (b) the Servicing Fee from that portion of any payment recovery attributable to interest on a particular Mortgage Loan;

            (v)   to reimburse itself for any Nonrecoverable Advances;

            (vi)  to  transfer  funds  to  another  Qualified   Depository  in
      accordance with Section 4.09 hereof;

            (vii) to reimburse itself as provided in Section 8.03 hereof;

            (viii) to remove funds inadvertently placed in the Custodial Account in error by the Servicer; and

            (ix) to clear and terminate the Custodial Account upon the termination of this Agreement.

      Section 4.06.     Establishment of Escrow  Accounts;  Deposits in Escrow
Accounts.

      The Servicer shall segregate and hold all funds collected and received pursuant to each Mortgage Loan which constitute Escrow Payments separate and apart from any of its own funds and general assets and shall establish and maintain one or more Escrow Accounts. Each Escrow Account shall be established with a Qualified Depository. To the extent such funds are not deposited in an Escrow Account, such funds may be invested in Permitted Investments. Funds deposited in an Escrow Account may be drawn on by the Servicer in accordance with Section 4.07. The creation of any Escrow Account shall be evidenced by a letter agreement in the form shown in Exhibit C. The original of such letter agreement shall be furnished to the Owner upon request. The Servicer acknowledges and agrees that the Servicer shall bear any losses incurred with respect to Permitted Investments. The amount of any such losses shall be immediately deposited by the Servicer in the Escrow Account, as appropriate, out of the Servicer's own funds, with no right to reimbursement therefor.


                                       20
(page)

      The Servicer shall deposit in a mortgage clearing account on a daily basis, and in the Escrow Account or Accounts no later than 48 hours after receipt of funds and retain therein:

            (i) all Escrow Payments collected on account of the Mortgage Loans, for the purpose of effecting timely payment of any items as are required under the terms of this Agreement;

            (ii) all Insurance Proceeds which are to be applied to the restoration or repair of any Mortgaged Property; and

            (iii) all Servicing Advances for Mortgagors whose Escrow Payments are insufficient to cover escrow disbursements.

      The Servicer shall make withdrawals from an Escrow Account only to effect such payments as are required under this Agreement, and for such other purposes as shall be as set forth in and in accordance with Section 4.07. Except as provided in Section 4.07, the Servicer shall be entitled to retain any interest paid on funds deposited in an Escrow Account by the Qualified Depository.

      Section 4.07.     Permitted Withdrawals From Escrow Account.

      Withdrawals from the Escrow Account may be made by the Servicer only:

            (i) to effect timely payments of ground rents, taxes, assessments, water rates, fire and hazard insurance premiums, Primary Mortgage Insurance Policy premiums, if applicable, and comparable items;

            (ii) to reimburse Servicer for any Servicing Advance made by Servicer with respect to a related Mortgage Loan but only from amounts received on the related Mortgage Loan which represent late payments or collections of Escrow Payments thereunder;

            (iii) to refund to the Mortgagor any funds as may be determined to be overages;

            (iv) for transfer to the Custodial Account in connection with an acquisition of REO Property;

            (v) for application to restoration or repair of the Mortgaged Property;

            (vi) to pay to the Servicer, or to the Mortgagor to the extent required by law, any interest paid on the funds deposited in the Escrow Account;


                                       21
(page)

            (vii) to  pay  to  the  Mortgagors  or  other  parties   Insurance
      Proceeds deposited in accordance with Section 4.06;

            (viii) to remove funds inadvertently placed in an Escrow Account in error by the Servicer; and

            (ix)  to  clear  and   terminate   the   Escrow   Account  on  the
      termination of this Agreement.

      As part of its servicing duties, the Servicer shall pay to the Mortgagors interest on funds in an Escrow Account, to the extent required by law, and to the extent that interest earned on funds in the Escrow Account is insufficient, shall pay such interest from its own funds, without any reimbursement therefor.

      Section 4.08.     Payment  of  Taxes,   Insurance  and  Other   Charges,
Maintenance of Primary Mortgage Insurance Policies, Collections Thereunder.

      With respect to each Mortgage Loan, the Servicer shall maintain accurate records reflecting the status of ground rents, taxes, assessments, water rates and other charges which are or may become a lien upon the Mortgaged Property and the status of Primary Mortgage Insurance Policy premiums and fire and hazard insurance coverage and shall obtain, from time to time, all bills for the payment of such charges, including renewal premiums and shall effect payment thereof prior to the applicable penalty or termination date and at a time appropriate for securing maximum discounts allowable, employing for such purpose deposits of the Mortgagor in the Escrow Account which shall have been estimated and accumulated by the Servicer in amounts sufficient for such purposes, as allowed under the terms of the Mortgage or applicable law. To the extent that the Mortgage does not provide for Escrow Payments, the Servicer shall determine that any such payments are made by the Mortgagor when due. The Servicer assumes full responsibility for the timely payment of all such bills and shall effect timely payments of all such bills irrespective of the Mortgagor's faithful performance in the payment of same or the making of the Escrow Payments and shall make advances from its own funds to effect such payments.

      The Servicer  will  maintain in full force and effect  Primary  Mortgage
Insurance Policies issued by a Qualified Insurer with respect to each Mortgage Loan for which such coverage is herein required. Such coverage will be maintained until the ratio of the current outstanding principal balance of the related Mortgage Loan to the appraised value of the related Mortgaged Property, based on the most recent appraisal of the Mortgaged Property performed  by a  Qualified  Appraiser,  such  appraisal  to be included in the
Servicing File, is reduced to an amount for which Fannie Mae no longer requires such insurance to be maintained. The Servicer will not cancel or refuse to renew any Primary Mortgage Insurance Policy that is required to be kept in force under this Agreement unless a replacement Primary Mortgage Insurance Policy for such canceled or nonrenewed policy is obtained from and maintained with a Qualified Insurer. The Servicer shall not take any action which would result in noncoverage under any applicable Primary Mortgage Insurance Policy of any loss which, but for the actions of the Servicer would have been covered thereunder. In connection with any assumption or substitution agreement entered into or to be entered into pursuant to Section 6.01, the Servicer shall promptly notify the insurer under the related Primary Mortgage Insurance Policy, if any, of such assumption or substitution of liability in accordance with the terms of such policy and shall take all actions which may be required by such insurer as a condition to the continuation of coverage under the Primary Mortgage Insurance Policy. If such Primary Mortgage Insurance Policy is terminated as a result of such assumption or substitution of liability, the Servicer shall obtain a replacement Primary Mortgage Insurance Policy as provided above.


                                       22
(page)

      In connection with its activities as servicer, the Servicer agrees to prepare and present, on behalf of itself and the Owner, claims to the insurer under any Private Mortgage Insurance Policy in a timely fashion in accordance with the terms of such Primary Mortgage Insurance Policy and, in this regard, to take such action as shall be necessary to permit recovery under any Primary Mortgage Insurance Policy respecting a defaulted Mortgage Loan. Pursuant to Section 4.04, any amounts collected by the Servicer under any Primary Mortgage Insurance Policy shall be deposited in the Custodial Account, subject to withdrawal pursuant to Section 4.05.

      Section 4.09.     Transfer of Accounts.

      The Servicer may transfer the Custodial Account or the Escrow Account to a different Qualified Depository from time to time. The Servicer shall notify the Owner of any such transfer within 15 Business Days of transfer. If any one of the investment ratings of a Qualified Depository holding funds or Eligible Investments in the Custodial Account or Escrow Account is downgraded by the issuing rating agency, the Servicer shall, within three (3) Business Days of receipt of notice of the downgrading, transfer all such accounts, funds and Permitted Investments to a different Qualified Depository in accordance with this Agreement.

      Section 4.10.     Maintenance of Hazard Insurance.

      The Servicer shall cause to be maintained for each Mortgage Loan fire and hazard insurance with extended coverage as is customary in the area where the Mortgaged Property is located in an amount which is equal to the lesser of (i) the maximum insurable value of the improvements securing such Mortgage Loan or (ii) the greater of (a) the outstanding principal balance of the Mortgage Loan, and (b) the percentage such that the proceeds thereof shall be sufficient to prevent the Mortgagor and/or the Mortgagee from becoming a co-insurer. If the Mortgaged Property is in an area identified in the
Federal  Register  by the  Federal  Emergency  Management  Agency  as  being a
special  flood  hazard  area  that  has  federally-mandated   flood  insurance
requirements, the Servicer will cause to be maintained a flood insurance policy meeting the requirements of the current guidelines of the Federal Insurance Administration with a generally acceptable insurance carrier, in an amount representing coverage not less than the least of (i) the outstanding principal balance of the Mortgage Loan, (ii) the maximum insurable value of the improvements securing such Mortgage Loan or (iii) the maximum amount of insurance which is available under the Flood Disaster Protection Act of 1973, as amended. The Servicer shall also maintain on the REO Property, fire and hazard insurance with extended coverage in an amount which is at least equal to the maximum insurable value of the improvements which are a part of such property, liability insurance and, to the extent required and available under the Flood Disaster Protection Act of 1973, as amended, flood insurance in an amount as provided above. Any amounts collected by the Servicer under any such policies other than amounts to be deposited in the Escrow Account and applied to the restoration or repair of the Mortgaged Property or REO
Property, or released to the Mortgagor in accordance with the Servicer's normal servicing procedures, shall be deposited in the Custodial Account, subject to withdrawal pursuant to Section 4.05. It is understood and agreed that no other additional insurance need be required by the Servicer or the Mortgagor or maintained on property acquired in respect of the Mortgage Loans, other than pursuant to the Fannie Mae Guide or such applicable state or federal laws and regulations as shall at any time be in force and as shall require such additional insurance. All such policies shall be endorsed with standard mortgagee clauses with loss payable to the Servicer and its successors and/or assigns and shall provide for at least thirty days prior written notice of any cancellation, reduction in the amount or material change in coverage to the Servicer. The Servicer shall not interfere with the Mortgagor's freedom of choice in selecting either his insurance carrier or agent, provided, however, that the Servicer shall not accept any such insurance policies from insurance companies unless such companies currently reflect a General Policy Rating in Best's Key Rating Guide currently acceptable to Fannie Mae and are licensed to do business in the state wherein the property subject to the policy is located.


                                       23
(page)

      Section 4.11.     Maintenance of Mortgage Impairment Insurance Policy.

      In the event that the Servicer shall obtain and maintain a mortgage impairment or blanket policy issued by an issuer that has a Best rating of A:VI insuring against hazard losses on all of Mortgaged Properties securing the Mortgage Loans, then, to the extent such policy provides coverage in an amount equal to the amount required pursuant to Section 4.10 and otherwise complies with all other requirements of Section 4.10, the Servicer shall conclusively be deemed to have satisfied its obligations as set forth in
Section 4.10, it being understood and agreed that such policy may contain a deductible clause, in which case the Servicer shall, in the event that there shall not have been maintained on the related Mortgaged Property or REO Property a policy complying with Section 4.10, and there shall have been one or more losses which would have been covered by such policy, deposit in the Custodial Account the amount not otherwise payable under the blanket policy because of such deductible clause. In connection with its activities as Servicer of the Mortgage Loans, the Servicer agrees to prepare and present, on behalf of the Owner, claims under any such blanket policy in a timely fashion in accordance with the terms of such policy. Upon request of the Owner, the Servicer shall cause to be delivered to the Owner a certified true copy of such policy and a statement from the insurer thereunder that such policy shall in no event be terminated or materially modified without thirty
(30) days prior written notice to the Owner.

      Section 4.12.     Fidelity Bond, Errors and Omissions Insurance.

      The Servicer shall maintain, at its own expense, a blanket fidelity bond and an errors and omissions insurance policy, with broad coverage with responsible companies that would meet the requirements of Fannie Mae or Freddie Mac on all officers, employees or other persons acting in any capacity with regard to the Mortgage Loans and who handle funds, money, documents and papers relating to the Mortgage Loans. The Fidelity Bond and errors and omissions insurance shall be in the form of the Mortgage Banker's Blanket Bond and shall protect and insure the Servicer against losses, including forgery, theft, embezzlement, fraud, errors and omissions and negligent acts of such persons. Such Fidelity Bond and errors and omissions insurance shall also protect and insure the Servicer against losses in connection with the failure to maintain any insurance policies required pursuant to this Agreement and the release or satisfaction of a Mortgage Loan without having obtained payment in full of the indebtedness secured thereby. No provision of this Section 4.12 requiring the Fidelity Bond and errors and omissions insurance shall diminish or relieve the Servicer from its duties and obligations as set forth in this Agreement. The minimum coverage under any such Fidelity Bond and insurance policy shall be at least equal to the corresponding amounts required by Fannie Mae in the Fannie Mae Guide or by Freddie Mac in the Freddie Mac Guide. The Servicer shall, upon request of Owner, deliver to the Owner a certificate from the surety and the insurer as to the existence of the Fidelity Bond and errors and omissions insurance policy and shall obtain a statement from the surety and the insurer that such Fidelity Bond or insurance policy shall in no event be terminated or materially modified without thirty days prior written notice to the Owner. The Servicer shall notify the Owner within five Business Days of receipt of notice that such Fidelity Bond or insurance policy will be, or has been, materially modified or terminated. The Owner and its successors or assigns as their interests may appear must be named as loss payees on the Fidelity Bond and as additional insured on the errors and omissions policy.


                                       24
(page)

      Section 4.13.     Title, Management and Disposition of REO Property.

      In the event that title to any Mortgaged Property is acquired in foreclosure or by deed in lieu of foreclosure, the deed or certificate of sale shall be taken in the name of the Owner or its designee. Any such Person or Persons holding such title other than the Owner shall acknowledge in writing that such title is being held as nominee for the benefit of the Owner.

      The Servicer shall assume the responsibility for marketing each REO Property in accordance with Accepted Servicing Practices. Thereafter, the Servicer shall continue to provide certain administrative services to the Owner relating to such REO Property as set forth in this Section 4.13. The REO Property must be sold within three years following the end of the calendar year of the date of acquisition, unless a REMIC election has been made with respect to the arrangement under which the Mortgage Loans and REO Property are held and (i) the Owner shall have been supplied with an Opinion of Counsel (at the Servicer's expense) to the effect that the holding by the related trust of such Mortgaged Property subsequent to such three-year period (and specifying the period beyond such three-year period for which the Mortgaged Property may be held) will not result in the imposition of taxes on "prohibited transactions" of the related trust as defined in Section 860F of the Code, or cause the related REMIC to fail to qualify as a REMIC, in which case the related trust may continue to hold such Mortgaged Property (subject to any conditions contained in such Opinion of Counsel), or (ii) the Owner (at the Servicer's expense) or the Servicer shall have applied for, prior to the expiration of such three-year period, an extension of such three-year period in the manner contemplated by Section 856(e)(3) of the Code, in which case the three-year period shall be extended by the applicable period. If a period longer than three years is permitted under the foregoing sentence and is necessary to sell any REO Property, the Servicer shall report monthly to the Owner as to progress being made in selling such REO Property.

      Notwithstanding any other provision of this Agreement, if a REMIC election has been made, no Mortgaged Property held by a REMIC shall be rented (or allowed to continue to be rented) or otherwise used for the production of income by or on behalf of the related trust or sold or managed in such a manner or pursuant to any terms that would (i) cause such Mortgaged Property to fail to qualify at any time as "foreclosure property" within a meaning of
Section 860G(a)(8) of the Code, (ii) subject the related trust to the imposition of any federal or state income taxes on "net income from foreclosure property" with respect to such Mortgaged Property within the meaning of Section 860G(c) of the Code, or (iii) cause the sale of such Mortgaged Property to result in the receipt by the related trust or any income from non-permitted assets as described in Section 860F(a) (2)(B) of the Code, unless the Servicer has agreed to indemnify and hold harmless the related trust with respect to the imposition of any such taxes.


                                       25
(page)

      The Servicer shall deposit or cause to be deposited, on a daily basis in each Custodial Account all revenues received with respect to the related REO Property and shall withdraw therefrom funds necessary for the proper operation, management and maintenance of the REO Property, including the cost of maintaining any hazard insurance pursuant to Section 4.10 hereof. The Servicer shall maintain separate records with respect to each REO Property identifying all deposits and withdrawals from the Custodial Account for each REO Property.

      The Servicer shall furnish to the Owner on each Remittance Date, an operating statement for each REO Property covering the operation of each REO Property for the previous month. Such operating statement shall be accompanied by such other information as the Owner shall reasonably request.

      The Servicer shall, either itself or through an agent selected by the Servicer, and in accordance with the Fannie Mae Guide, manage, conserve, protect and operate each REO Property in the same manner that it manages, conserves, protects and operates other foreclosed property for its own account, and in the same manner that similar property in the same locality as the REO Property is managed. Each REO Disposition shall be carried out by the Servicer at such price and upon such terms and conditions as the Servicer deems to be in the best interest of the Owner. The REO Disposition Proceeds from the sale of the REO Property shall be promptly deposited in the Custodial Account. As soon as practical thereafter, the expenses of such sale shall be paid and the Servicer shall reimburse itself for any related Servicing Advances, or Monthly Advances made pursuant to Section 5.03.

      The Servicer shall cause each REO Property to be inspected promptly upon the acquisition of title thereto and shall cause each REO Property to be inspected at least monthly thereafter or more frequently as may be required by the circumstances. The Servicer shall make or cause the inspector to make a written report of each such inspection. Such reports shall be retained in the Servicing File and copies thereof shall be forwarded by the Servicer to the Owner.

      Section 4.14.     Notification of Adjustments.

      With respect to each Mortgage Loan, the Servicer shall adjust the Mortgage Interest Rate on the related Interest Rate Adjustment Date in compliance with requirements of applicable law and the related Mortgage and
Mortgage Note. The Servicer shall execute and deliver any and all necessary notices required under applicable law and the terms of the related Mortgage Note and Mortgage regarding the Mortgage Interest Rate adjustments. The Servicer shall promptly, upon written request therefor, deliver to the Owner such notifications and any additional applicable data regarding such adjustments and the methods used to calculate and implement such adjustments. Upon the discovery by the Servicer or the receipt of notice from the Owner that the Servicer has failed to adjust a Mortgage Interest Rate in accordance with the terms of the related Mortgage Note and Mortgage, the Servicer shall immediately deposit in the Custodial Account from its own funds the amount of any interest loss or deferral caused to the Owner thereby.


                                       26
(page)

                                  ARTICLE V
                            PAYMENTS TO THE OWNER

      Section 5.01.     Remittances.

      On each Remittance Date, the Servicer shall remit to the Owner (i) all amounts credited to the Custodial Account as of the close of business on the last day of the calendar month preceding the Determination Date, net of charges against or withdrawals from the Custodial Account pursuant to Section 4.05, except (a) Full Principal Prepayments received on or before the 15th day of the month in which a Remittance Date occurs shall be remitted to the Owner on the Remittance Date of such month, and (b) Full Principal Prepayments received after the 15th day of the month in which a Remittance
Date occurs shall be remitted to the Owner on the next following Remittance Date, plus, to the extent not already deposited in the Custodial Account, the sum of (ii) all Monthly Advances, if any, which the Servicer is obligated to distribute pursuant to Section 5.03 and (iii) all Prepayment Interest Shortfalls the Servicer is required to make up pursuant to Section 4.04, minus (iv) any amounts attributable to Monthly Payments collected after the Cut-off Date but due on a Due Date or Dates subsequent to the last day of the related Due Period, which amounts shall be remitted on the related Remittance Date next succeeding the Due Period for such amounts.

      With respect to any remittance received by the Owner after the Business Day on which such payment was due, the Servicer shall pay to the Owner interest on any such late payment at an annual rate equal to the Prime Rate, adjusted as of the date of each change, plus two percentage points, but in no event greater than the maximum amount permitted by applicable law. Such interest shall be remitted to the Owner by the Servicer on the date such late payment is made and shall cover the period commencing with the day following such Business Day and ending with the Business Day on which such payment is made, both inclusive. The payment by the Servicer of any such interest shall not be deemed an extension of time for payment or a waiver of any Event of Default by the Servicer.

      Section 5.02.     Statements to the Owner and the Master Servicer.

      The Servicer shall furnish to the Owner and the Master Servicer an individual Mortgage Loan accounting report (a "Report"), as of the last Business Day of each month and the end of the related Prepayment Period, as applicable, in the Servicer's assigned loan number order to document Mortgage Loan payment activity on an individual Mortgage Loan basis. With respect to each month, such Report shall be received by the Owner and the Master Servicer no later than the twelfth calendar day of the month of the related Remittance Date (or, with respect to information as to Full Principal Prepayments and prepayment penalties no later than one (1) Business Day after the end of each Prepayment Period), a report in an Excel (or compatible) electronic format, in such format as may be mutually agreed upon by both the Owner and the Servicer, and which shall provide the information required to be contained in the monthly statements to certificateholders as specified in the related pooling and servicing Agreement, to the extent applicable to the Servicer.


                                       27
(page)

      In addition, the Servicer shall provide to the Master Servicer and the Owner such other information known or available to the Servicer that is necessary in order to provide the distribution and pool performance information as required under Regulation AB, as amended from time to time, as determined by the Owner in its sole discretion. The Servicer shall also provide a monthly report, in the form of Exhibit E hereto, or such other form as is mutually acceptable to the Servicer, the Owner and the Master Servicer, Exhibit F with respect to defaulted mortgage loans and Exhibit K, with respect to realized losses and gains, with each such report.

      The Servicer shall prepare and file any and all information statements or other filings required to be delivered to any governmental taxing authority or to Owner or the Master Servicer pursuant to any applicable law with respect to the Mortgage Loans and the transactions contemplated hereby. In addition, the Servicer shall provide the Owner and the Master Servicer with such information concerning the Mortgage Loans as is necessary for the Owner and the Master Servicer to prepare its federal income tax return as Owner and the Master Servicer may reasonably request from time to time.

      In addition, not more than 60 days after the end of each calendar year, the Servicer shall furnish to each Person who was an Owner and the Master Servicer at any time during such calendar year an annual statement in accordance with the requirements of applicable federal income tax law as to the aggregate of remittances of principal and interest for the applicable portion of such year.

      Section 5.03.     Monthly Advances by the Servicer.

      Not later than the close of business on the Business Day preceding each Remittance Date, the Servicer shall deposit in the Custodial Account an amount equal to all payments not previously advanced by the Servicer, whether or not deferred pursuant to Section 4.01, of Monthly Payments, adjusted to the related Mortgage Loan Remittance Rate, which are delinquent at the close of business on the related Determination Date; provided, however, that in the case of any Option ARM Mortgage Loan or Mortgage Loan having a Negative Amortization feature, such deposit by the Servicer need not exceed scheduled monthly payment of interest due thereon; and provided further, however, that the amount of any such deposit may be reduced by the Amount Held for Future Distribution (as defined below) then on deposit in the Custodial Account.
Any portion of the Amount Held for Future Distribution used to pay Monthly Advances shall be replaced by the Servicer by deposit into the Custodial Account on any future Remittance Date to the extent that the funds that are available in the Custodial Account for remittance to the Owner on such Remittance Date are less than the amount of payments required to be made to the Owner on such Remittance Date.

      The "Amount Held for Future Distribution" as to any Remittance Date shall be the total of the amounts held in the Custodial Account at the close of business on the preceding Determination Date which were received after the Cut-off Date on account of (i) Liquidation Proceeds, Insurance Proceeds, and Principal Prepayments received or made in the month of such Remittance Date, and (ii) payments which represent early receipt of scheduled payments of principal and interest due on a date or dates subsequent to the related Due Date.


                                       28
(page)

      The Servicer's obligation to make such Monthly Advances as to any Mortgage Loan will continue through the final disposition or liquidation of the Mortgaged Property, unless the Servicer deems such advance to be nonrecoverable from Liquidation Proceeds, REO Disposition Proceeds or Insurance Proceeds with respect to the applicable Mortgage Loan. In such latter event, the Servicer shall deliver to the Owner an Officer's Certificate of the Servicer to the effect that an officer of the Servicer has reviewed the related Servicing File and has obtained a recent appraisal and has made the reasonable determination that any additional advances are nonrecoverable from Liquidation or Insurance Proceeds with respect to the applicable Mortgage Loan.

      Section 5.04.     Liquidation Reports.

      Upon the foreclosure sale of any Mortgaged Property or the acquisition thereof by the Owner pursuant to a deed-in-lieu of foreclosure, the Servicer shall submit to the Owner a liquidation report with respect to such Mortgaged Property in such form as the Servicer and the Owner shall agree. The Servicer shall also provide reports on the status of REO Property containing such information as Owner may reasonably require.

                                  ARTICLE VI
                         GENERAL SERVICING PROCEDURES

      Section 6.01.     Assumption Agreements.

      The Servicer will, to the extent it has knowledge of any conveyance or prospective conveyance by any Mortgagor of a Mortgaged Property (whether by absolute conveyance or by contract of, sale, and whether or not the Mortgagor remains or is to remain liable under the Mortgage Note and/or the Mortgage), exercise its rights to accelerate the maturity of such Mortgage Loan under any "due-on-sale" clause to the extent permitted by law; provided, however, that the Servicer shall not exercise any such rights if prohibited by law or the terms of the Mortgage Note from doing so or if the exercise of such rights would impair or threaten to impair any recovery under the related Primary Mortgage Insurance Policy, if any. If the Servicer reasonably believes it is unable under applicable law to enforce such "due-on-sale" clause, the Servicer, will enter into an assumption agreement with the person to whom the Mortgaged Property has been conveyed or is proposed to be conveyed, pursuant to which such person becomes liable under the Mortgage Note and, to the extent permitted by applicable state law, the Mortgagor remains liable thereon. Where an assumption is allowed pursuant to this
Section 6.01, the Servicer, with the prior consent of the primary mortgage insurer, if any, is authorized to enter into a substitution of liability agreement with the person to whom the Mortgaged Property has been conveyed or is proposed to be conveyed pursuant to which the original mortgagor is released from liability and such Person is substituted as mortgagor and becomes liable under the related Mortgage Note. Any such substitution of liability agreement shall be in lieu of an assumption agreement.


                                       29
(page)

      In connection with any such assumption or substitution of liability, the Servicer shall follow the underwriting practices and procedures of the Fannie Mae Guide. With respect to an assumption or substitution of liability, the Mortgage Interest Rate borne by the related Mortgage Note and the amount of the Monthly Payment may not be changed. The Servicer shall notify the Owner that any such substitution of liability or assumption agreement has been completed by forwarding to the Owner the original of any such substitution of liability or assumption agreement, which document shall be added to the related Mortgage Loan Documents and shall, for all purposes, be considered a part of such related mortgage file to the same extent as all other documents and instruments constituting a part thereof. All fees collected by the Servicer for entering into an assumption or substitution of liability agreement shall belong to the Servicer.

      Notwithstanding the foregoing paragraphs of this section or any other provision of this Agreement, the Servicer shall not be deemed to be in default, breach or any other violation of its obligations hereunder by reason of any assumption of a Mortgage Loan by operation of law or any assumption which the Servicer may be restricted by law from preventing, for any reason whatsoever. For purposes of this Section 6.01, the term "assumption" is deemed to also include a sale of the Mortgaged Property subject to the Mortgage that is not accompanied by an assumption or substitution of liability agreement.

      Section 6.02. Satisfaction of Mortgages and Release of Mortgage Loan Documents.

      Upon the payment in full of any Mortgage Loan, the Servicer will immediately notify the Custodian with a certification and request for release by a Servicing Officer, which certification shall include a statement to the effect that all amounts received in connection with such payment which are required to be deposited in the Custodial Account pursuant to Section 4.04 have been so deposited, and a request for delivery to the Servicer of the portion of the Mortgage Loan Documents held by the Custodian. Upon receipt of such certification and request, the Owner shall promptly release or cause the Custodian to promptly release the related Mortgage Loan Documents to the Servicer and the Servicer shall prepare and deliver for execution by the Owner or at the Owner's option execute under the authority of a power of attorney delivered to the Servicer by the Owner any satisfaction or release. No expense incurred in connection with any instrument of satisfaction or deed of reconveyance shall be chargeable to the Custodial Account.

      In the event the Servicer satisfies or releases a Mortgage without having obtained payment in full of the indebtedness secured by the Mortgage or should it otherwise prejudice any right the Owner may have under the mortgage instruments, the Servicer, upon written demand, shall remit within one Business Day to the Owner the then outstanding principal balance of the related Mortgage Loan by deposit thereof in the Custodial Account. The Servicer shall maintain the Fidelity Bond insuring the Servicer against any loss it may sustain with respect to any Mortgage Loan not satisfied in accordance with the procedures set forth herein.

      From time to time and as appropriate for the servicing or foreclosure of the Mortgage Loans, including for the purpose of collection under any Primary Mortgage Insurance Policy, upon request of the Servicer and delivery to the Custodian of a servicing receipt signed by a Servicing Officer, the Custodian shall release the portion of the Mortgage Loan Documents held by the Custodian to the Servicer. Such servicing receipt shall obligate the Servicer to promptly return the related Mortgage Loan Documents to the Custodian, when the need therefor by the Servicer no longer exists, unless the Mortgage Loan has been liquidated and the Liquidation Proceeds relating to the Mortgage Loan have been deposited in the Custodial Account or such documents have been delivered to an attorney, or to a public trustee or other public official as required by law, for purposes of initiating or pursuing legal action or other proceedings for the foreclosure of the Mortgaged Property either judicially or non-judicially, and the Servicer has promptly delivered to the Owner or the Custodian a certificate of a Servicing Officer certifying as to the name and address of the Person to which such documents were delivered and the purpose or purposes of such delivery. Upon receipt of a certificate of a Servicing Officer stating that such Mortgage Loan was liquidated, the servicing receipt shall be released by the Owner or the Custodian, as applicable, to the Servicer.


                                       30
(page)

      Section 6.03.     Servicing Compensation.

      As compensation for its services hereunder, the Servicer shall be entitled to withdraw from the Custodial Account or to retain from interest payments on the Mortgage Loans the amounts provided for as the Servicer's Servicing Fee. Additional servicing compensation in the form of Prepayment Charges, assumption fees, as provided in Section 6.01, late payment charges and other ancillary fees shall be retained by the Servicer to the extent not required to be deposited in the Custodial Account. The Servicer shall be required to pay all expenses incurred by it in connection with its servicing activities hereunder and shall not be entitled to reimbursement therefor except as specifically provided for.

      Section 6.04.     Annual    Statement   as   to    Compliance;    Annual
Certification.

      (a) The Servicer will deliver to the Owner and the Master Servicer, not later than March 15th of each calendar year beginning in 2007, an Officer's Certificate (an "Annual Statement of Compliance") stating, as to each signatory thereof, that (i) a review of the activities of the Servicer during the preceding calendar year and of performance under this Agreement or other applicable servicing agreement has been made under such officer's supervision and (ii) to the best of such officer's knowledge, based on such review, the Servicer has fulfilled all of its obligations under this Agreement or other applicable servicing agreement in all material respects throughout such year, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status of cure provisions thereof. Such Annual Statement of Compliance shall contain no restrictions or limitations on its use. Copies of such statement shall be provided by the Servicer to the Owner upon request and by the Owner to any Person identified as a prospective purchaser of the Mortgage Loans. In the event that the Servicer has delegated any servicing responsibilities with respect to the Mortgage Loans to a Subservicer, the Servicer shall deliver an Annual Statement of Compliance of the Subservicer as described above as to each Subservicer as and when required with respect to the Servicer.

      (b) With respect to the Mortgage Loans, by March 15th of each calendar year beginning in 2007, an officer of the Servicer shall execute and deliver an Officer's Certificate (an "Annual Certification") to the Owner, the Master Servicer, the Securities Administrator, and any related Depositor for the benefit of each such entity and such entity's affiliates and the officers, directors and agents of any such entity and such entity's affiliates, in the form attached hereto as Exhibit G. In the event that the Servicer has delegated any servicing responsibilities with respect to the Mortgage Loans to a Subservicer or a Subcontractor, to the extent such Subcontractor is "participating in the servicing function" pursuant to Item 1122 of Regulation AB, the Servicer shall deliver an Annual Certification as to each such Subservicer and Subcontractor, as and when required with respect to the Servicer.


                                       31
(page)

      The Servicer shall indemnify and hold harmless the Master Servicer and its officers, directors, agents and affiliates from and against any losses, damages, penalties, fines, forfeitures, reasonable legal fees and related costs, judgments and other costs and expenses arising out of or based upon a breach by the Servicer or any of its officers, directors, agents or affiliates of its obligations under this Section 6.04 or Section 6.09 or the negligence, bad faith or willful misconduct of the Servicer in connection therewith. If the indemnification provided for herein is unavailable or insufficient to hold harmless the Master Servicer, then the Servicer agrees that it shall contribute to the amount paid or payable by the Master Servicer as a result of the losses, claims, damages or liabilities of the Master Servicer in such proportion as is appropriate to reflect the relative fault of the Master Servicer on the one hand and the Servicer on the other in connection with a breach of the Servicer's obligations under this Section
6.04 or Section 6.09 or the Servicer's negligence, bad faith or willful misconduct in connection therewith.

      Upon request by the Owner or the Master Servicer, the Servicer will deliver to such requesting party a copy of the audited (if such financial statements are available, otherwise unaudited) financial statements of the Servicer for the most recent fiscal year of the Servicer.

      Section 6.05.     [Reserved]

      Section 6.06.     Owner's Right to Examine Servicer Records.

      The Owner shall have the right to examine and audit, at its expense, upon reasonable notice to the Servicer, during business hours or at such other times as might be reasonable under applicable circumstances, any and all of the books, records, documentation or other information of the Servicer, or held by another for the Servicer or on its behalf or otherwise, which relate to the performance or observance by the Servicer of the terms, covenants or conditions of this Agreement.

      The Servicer shall provide to the Owner and any supervisory agents or examiners representing a state or federal governmental agency having jurisdiction over the Owner access to any documentation regarding the Mortgage Loans in the possession of the Servicer which may be required by any applicable regulations. Such access shall be afforded without charge, upon reasonable request, during normal business hours and at the offices of the Servicer, and in accordance with the applicable federal or state government regulations.

      Section 6.07.     Compliance with REMIC Provisions.

      If a REMIC election has been made with respect to the arrangement under which the Mortgage Loans and REO Property are held, the Servicer shall not take any action, cause the REMIC to take any action or fail to take (or fail to cause to be taken) any action that, under the REMIC Provisions, if taken or not taken, as the case may be could (i) endanger the status of the REMIC as a REMIC or (ii) result in the imposition of a tax upon the REMIC (including but not limited to the tax on "prohibited transactions" as defined in Section 860F(a)(2) of the Code and the tax on "contribution" to a REMIC set forth in Section 860G(d) of the Code unless the Servicer has received an Opinion of Counsel (at the expense of the party seeking to take such actions) to the effect that the contemplated action will not endanger such REMIC status or result in the imposition of any such tax.


                                       32
(page)

      Section 6.08.     Non-solicitation.

      The Servicer shall not knowingly conduct any solicitation exclusively targeted to the Mortgagors for the purpose of inducing or encouraging the early prepayment or refinancing of the related Mortgage Loans. It is understood and agreed that promotions undertaken by the Servicer or any agent or affiliate of the Servicer which are directed to the general public at large, including, without limitation, mass mailings based on commercially acquired mailing lists, newspaper, radio and television advertisements shall not constitute solicitation under this section. Nothing contained herein shall prohibit the Servicer from (i) distributing to Mortgagors any general advertising including information brochures, coupon books, or other similar documentation which indicates services the Servicer offers, including refinances or (ii) providing financing of home equity loans to Mortgagors at the Mortgagor's request.

      Section 6.09.     Assessment of Compliance with Servicing Criteria.

      On and after May 1, 2006, the Servicer shall service and administer, and shall cause each subservicer to service or administer, the Mortgage Loans in accordance with all applicable requirements of the Servicing Criteria.

      With respect to the Mortgage Loans, the Servicer shall deliver to the Owner or its designee, the Master Servicer, the Securities Administrator, and any Depositor on or before March 15th of each calendar year beginning in 2007, a report (an "Assessment of Compliance") regarding the Servicer's assessment of compliance with the Servicing Criteria during the preceding calendar year as required by Rules 13a-18 and 15d-18 of the Exchange Act and
Item 1122 of Regulation AB, or as otherwise required by the Master Servicer, which as of the date hereof, require a report by an authorized officer of the Servicer that contains the following:

      (a) A statement by such officer of its responsibility for assessing compliance with the Servicing Criteria applicable to the Servicer;

      (b) A statement by such officer that such officer used the Servicing Criteria to assess compliance with the Servicing Criteria applicable to the Servicer;

      (c) An assessment by such officer of the Servicer's compliance with the applicable Servicing Criteria for the period consisting of the preceding calendar year, including disclosure of any material instance of noncompliance with respect thereto during such period, which assessment shall be based on the activities it performs with respect to asset-backed securities transactions taken as a whole involving the Servicer, that are backed by the same asset type as the Mortgage Loans;

      (d) A statement that a registered public accounting firm has issued an attestation report on the Servicer's Assessment of Compliance for the period consisting of the preceding calendar year; and


                                       33
(page)

      (e) A statement as to which of the Servicing Criteria, if any, are not applicable to the Servicer, which statement shall be based on the activities it performs with respect to asset-backed securities transactions taken as a whole involving the Servicer, that are backed by the same asset type as the Mortgage Loans.

      Such report at a minimum shall address each of the Servicing Criteria specified on Exhibit J hereto.

      With respect to the Mortgage Loans, on or before March 15th of each calendar year beginning in 2007, the Servicer shall furnish to the Owner or its designee, the Master Servicer, the Securities Administrator and any Depositor a report (an "Attestation Report") by a registered public accounting firm that attests to, and reports on, the Assessment of Compliance made by the Servicer, as required by Rules 13a-18 and 15d-18 of the Exchange Act and Item 1122(b) of Regulation AB, or as otherwise required by the Master Servicer, which Attestation Report must be made in accordance with standards for attestation reports issued or adopted by the Public Company Accounting Oversight Board.

      The Servicer shall cause each Subservicer, and each Subcontractor determined by the Servicer pursuant to Section 11.15 to be "participating in the servicing function" within the meaning of Item 1122 of Regulation AB, to deliver to the Owner, the Master Servicer, the Securities Administrator and any Depositor an assessment of compliance and accountants' attestation as and when provided in Section 6.09.

      Section 6.10.     Intent of the Parties; Reasonableness.

      The Owner and the  Servicer  acknowledge  and  agree  that a purpose  of clause (g) of Article III, Sections 5.02, 6.04, 6.09 and 10.02 of this Agreement is to facilitate compliance by the Owner and any Depositor with the provisions of Regulation AB and related rules and regulations of the Commission. None of the Owner, the Master Servicer or any Depositor shall exercise its right to request delivery of information or other performance under these provisions other than in good faith, or for purposes other than compliance with the Securities Act, the Exchange Act and the rules and regulations of the Commission thereunder. The Servicer acknowledges that interpretations of the requirements of Regulation AB may change over time, whether due to interpretive guidance provided by the Commission or its staff, consensus among participants in the asset-backed securities markets, advice of counsel, or otherwise, and agrees to comply with requests made by the Owner or any Depositor in good faith for delivery of information under these provisions on the basis of evolving interpretations of Regulation AB. In connection with any Pass-Through Transfer, the Servicer shall cooperate fully with the Owner to deliver to the Owner (including any of its assignees or designees) and any Depositor, any and all statements, reports, certifications, records and any other information necessary in the good faith determination of the Owner or any Depositor to permit the Owner or such Depositor to comply with the provisions of Regulation AB, together with such disclosures relating to the Servicer, any Subservicer and the Mortgage Loans, or the servicing of the Mortgage Loans, reasonably believed by the Owner or any Depositor to be necessary in order to effect such compliance.


                                       34
(page)

                                 ARTICLE VII
                      REPORTS TO BE PREPARED BY SERVICER

      Section 7.01.     Servicer  Shall  Provide   Information  as  Reasonably
Required.

      The Servicer shall furnish to the Owner upon request, during the term of this Agreement, such periodic, special or other reports or information, whether or not provided for herein, as shall be necessary, reasonable or appropriate with respect to the purposes of this Agreement. The Servicer may negotiate with the Owner for a reasonable fee for providing such report or information, unless (i) the Servicer is required to supply such report or information pursuant to any other section of this Agreement, or (ii) the report or information has been requested in connection with Internal Revenue Service or other regulatory agency requirements. All such reports or information shall be provided by and in accordance with all reasonable instructions and directions given by the Owner. The Servicer agrees to execute and deliver all such instruments and take all such action as the Owner, from time to time, may reasonably request in order to effectuate the purpose and to carry out the terms of this Agreement.

                                 ARTICLE VIII
                                 THE SERVICER

      Section 8.01.     Indemnification; Third Party Claims.

      The Servicer agrees to indemnify the Owner, its successors and assigns, any agent of the Owner, and the Master Servicer, and hold each of such Persons harmless from and against any and all claims, losses, damages, penalties, fines, forfeitures, legal fees and related costs, judgments, and any other costs, fees and expenses that such Person may sustain in any way related to the failure of the Servicer to perform in any way its duties and service the Mortgage Loans in strict compliance with the terms of this Agreement and for breach of any representation or warranty of the Servicer contained herein. The Servicer shall immediately notify the Owner or other indemnified Person if a claim is made by a third party with respect to this Agreement or the Mortgage Loans, assume (with the consent of the Owner and such other Indemnified Person and with counsel reasonably satisfactory to the Owner and such Person) the defense of any such claim and pay all expenses in connection therewith, including counsel fees, and promptly pay, discharge and satisfy any judgment or decree which may be entered against it or such other indemnified Person in respect of such claim but failure to so notify the Owner and such other indemnified Person shall not limit its obligations hereunder. The Servicer agrees that it will not enter into any settlement of any such claim without the consent of the Owner and such other indemnified Person unless such settlement includes an unconditional release of the Owner and such other indemnified Person from all liability that is the subject matter of such claim. The provisions of this Section 8.01 shall survive termination of this Agreement.

      Section 8.02.     Merger or Consolidation of the Servicer.

      The Servicer will keep in full effect its existence, rights and franchises as a corporation under the laws of the state of its incorporation except as permitted herein, and will obtain and preserve its qualification to do business as a foreign corporation in each jurisdiction in which such qualification is or shall be necessary to protect the validity and enforceability of this Agreement or any of the Mortgage Loans and to perform its duties under this Agreement.


                                       35
(page)

      Any Person into which the Servicer may be merged or consolidated, or any corporation resulting from any merger, conversion or consolidation to which the Servicer shall be a party, or any Person succeeding to the business of the Servicer whether or not related to loan servicing, shall be the successor of the Servicer hereunder, without the execution or filing of any paper or any further act on the part of any of the parties hereto, anything herein to the contrary notwithstanding; provided, however, that the successor or surviving Person shall be an institution (i) having a GAAP net worth of not less than $25,000,000, (ii) the deposits of which are insured by the FDIC, or which is a HUD-approved mortgagee whose primary business is in origination and servicing of first lien mortgage loans, and (iii) which is a Fannie Mae or Freddie Mac approved seller/servicer in good standing.

      Section 8.03.     Limitation on Liability of the Servicer and Others.

      Neither the Servicer nor any of the officers, employees or agents of the Servicer shall be under any liability to the Owner for any action taken or for refraining from the taking of any action in good faith pursuant to this Agreement, or for errors in judgment made in good faith; provided, however, that this provision shall not protect the Servicer or any such person against any breach of warranties or representations made herein, or failure to perform in any way its obligations in compliance with any standard of care set forth in this Agreement, or any liability which would otherwise be imposed by reason of gross negligence or any breach of the terms and conditions of this Agreement. The Servicer and any officer, employee or agent of the Servicer may rely in good faith on any document of any kind prima facie properly executed and submitted by the Owner respecting any matters arising hereunder. The Servicer shall not be under any obligation to appear in, prosecute or defend any legal action which is not incidental to its duties to service the Mortgage Loans in accordance with this Agreement and which in its opinion may involve it in any expenses or liability; provided, however, that the Servicer may, with the consent of the Owner, which consent shall not be unreasonably withheld, undertake any such action which it may deem necessary or desirable with respect to this Agreement and the rights and duties of the parties hereto. In such event, the reasonable legal expenses and costs of such action and any liability resulting therefrom shall be expenses, costs and liabilities for which the Owner will be liable, and the Servicer shall be entitled to be reimbursed therefor from the Custodial Account pursuant to Section 4.05.

      Section 8.04.     Servicer Not to Resign.

      The Servicer shall not resign from the obligations and duties hereby imposed on it except by mutual consent of the Servicer and the Owner or upon the determination that its duties hereunder are no longer permissible under applicable law and such incapacity cannot be cured by the Servicer. Any such determination permitting the resignation of the Servicer shall be evidenced by an Opinion of Counsel to such effect delivered to the Owner which Opinion of Counsel shall be in form and substance acceptable to the Owner. No such resignation shall become effective until a successor shall have assumed the Servicer's responsibilities and obligations hereunder in the manner provided in Section 11.01.


                                       36
(page)

      Section 8.05.     No Transfer of Servicing.

      With respect to the retention of the Servicer to service the Mortgage Loans hereunder, the Servicer acknowledges that the Owner has acted in reliance upon the Servicer's independent status, the adequacy of its servicing facilities, plan, personnel, records and procedures, its integrity, reputation and financial standing and the continuance thereof. Without in any way limiting the generality of this section, the Servicer shall not either assign this Agreement or the servicing hereunder or delegate its rights or duties hereunder or any portion thereof, or sell or otherwise dispose of all or substantially all of its property or assets, without the prior written approval of the Owner, which approval shall not be unreasonably withheld; provided that the Servicer may assign the Agreement and the servicing hereunder without the consent of Owner to an affiliate of the Servicer to which all servicing of the Servicer is assigned so long as (i) such affiliate is a Fannie Mae and Freddie Mac approved servicer and (ii) if it is intended that such affiliate be spun off to the shareholders of the Servicer, such affiliate have a GAAP net worth of at least $25,000,000 and
(iii) such affiliate shall deliver to the Owner a certification pursuant to which such affiliate shall agree to be bound by the terms and conditions of this Agreement and shall certify that such affiliate is a Fannie Mae and Freddie Mac approved servicer in good standing.

                                  ARTICLE IX
                                   DEFAULT

      Section 9.01.     Events of Default.

      In case one or more of the following Events of Default by the Servicer shall occur and be continuing, that is to say:

      (i) any failure by the Servicer to remit to the Owner any payment required to be made under the terms of this Agreement which continues unremedied for one (1) Business Day after written notice thereof (it being understood that this subparagraph shall not affect Servicer's obligation pursuant to Section 5.01 to pay default interest on any remittance received by the Owner after the Business Day on which such payment was due); or

      (ii) any failure on the part of the Servicer duly to observe or perform in any material respect any other of the covenants or agreements on the part of the Servicer set forth in this Agreement (other than those described in clause (ix) hereof), the breach of which has a material adverse effect and which continue unremedied for a period of thirty days (except that such number of days shall be fifteen in the case of a failure to pay any premium for any insurance policy required to be maintained under this Agreement and such failure shall be deemed to have a material adverse effect) after the date on which written notice of such failure, requiring the same to be remedied, shall have been given to the Servicer by the Owner; or

      (iii) a decree or order of a court or agency or supervisory authority having jurisdiction for the appointment of a conservator or receiver or liquidator in any insolvency, bankruptcy, readjustment of debt, marshaling of assets and liabilities or similar proceedings, or for the winding-up or liquidation of its affairs, shall have been entered against the Servicer and such decree or order shall have remained in force undischarged or unstayed for a period of sixty days; or


                                       37
(page)

      (iv) the Servicer shall consent to the appointment of a conservator or receiver or liquidator in any insolvency, bankruptcy, readjustment of debt, marshaling of assets and liabilities or similar proceedings of or relating to the Servicer or of or relating to all or substantially all of its property; or

      (v) the Servicer shall admit in writing its inability to pay its debts generally as they become due, file a petition to take advantage of any applicable insolvency or reorganization statute, make an assignment for the benefit of its creditors, or voluntarily suspend payment of its obligations; or

      (vi) the Servicer ceases to be approved by either Fannie Mae or Freddie Mac (to the extent such entities are then operating in a capacity similar to that in which they operate on the date hereof) as a mortgage loan servicer for more than thirty days to the extent such entities perform similar functions; or

      (vii) the Servicer attempts to assign its right to servicing compensation hereunder or the Servicer attempts, without the consent of the Owner, to sell or otherwise dispose of all or substantially all of its property or assets or to assign this Agreement or the servicing responsibilities hereunder or to delegate its duties hereunder or any portion thereof except as otherwise permitted herein; or

      (viii) the Servicer ceases to be qualified to transact business in any jurisdiction where it is currently so qualified, but only to the extent such non-qualification materially and adversely affects the Servicer's ability to perform its obligations hereunder; or

      (ix) failure by the Servicer to duly perform, within the required time period, its obligations under Section 6.04, 6.09 or any of clauses (v) through (viii) of Section 10.02;

then, and in each and every such case, so long as an Event of Default shall not have been remedied, the Owner, by notice in writing to the Servicer may, in addition to whatever rights the Owner may have under Section 8.01 and at law or equity to damages, including injunctive relief and specific performance, terminate all the rights and obligations of the Servicer (and if the Servicer is servicing any of the Mortgage Loans in a Pass-Through Transfer, appoint a successor servicer reasonably acceptable to the Master Servicer for such Pass-Through Transfer) under this Agreement and in and to the Mortgage Loans and the proceeds thereof without compensating the Servicer for the same. On or after the receipt by the Servicer of such written notice, all authority and power of the Servicer under this Agreement, whether with respect to the Mortgage Loans or otherwise, shall pass to and be vested in the successor appointed pursuant to Section 11.01. Upon written request from the Owner, the Servicer shall prepare, execute and deliver, any and all documents and other instruments, place in such successor's possession all Servicing Files, and do or accomplish all other acts or things necessary or appropriate to effect the purposes of such notice of termination, whether to complete the transfer and endorsement or assignment of the Mortgage Loans and related documents, or otherwise, at the Servicer's sole expense. The Servicer agrees to cooperate with the Owner and such successor in effecting the termination of the Servicer's responsibilities and rights hereunder, including, without limitation, the transfer to such successor for administration by it of all cash amounts which shall at the time be credited by the Servicer to the Custodial Account or Escrow Account or thereafter received with respect to the Mortgage Loans or any REO Property.


                                       38
(page)

      The Servicer shall promptly reimburse the Owner (or any designee of the Owner, such as a master servicer) and any Depositor, as applicable, for all reasonable expenses incurred by the Owner (or such designee) or such Depositor, as such are incurred, in connection with the termination of the Servicer as servicer and the transfer of servicing of the Mortgage Loans to a successor servicer, if the termination and/or transfer of servicing is for cause related to a servicer default. The provisions of this paragraph shall not limit whatever rights the Owner or any Depositor may have under other provisions of this Agreement and/or any applicable Reconstitution Agreement or otherwise, whether in equity or at law, such as an action for damages, specific performance or injunctive relief.

      Section 9.02.     Waiver of Defaults.

      The Owner may waive only by written notice any default by the Servicer in the performance of its obligations hereunder and its consequences. Upon any such waiver of a past default, such default shall cease to exist, and any Event of Default arising therefrom shall be deemed to have been remedied for every purpose of this Agreement. No such waiver shall extend to any subsequent or other default or impair any right consequent thereon except to the extent expressly so waived in writing.

                                  ARTICLE X
                                 TERMINATION

      Section 10.01.    Termination.

      The respective obligations and responsibilities of the Servicer shall terminate upon: (i) the later of the final payment or other liquidation (or any advance with respect thereto) of the last Mortgage Loan or the disposition of all REO Property and the remittance of all funds due hereunder; or (ii) by mutual consent of the Servicer and the Owner in writing; or (iii) termination by the Owner pursuant to Section 9.01. Simultaneously with any such termination and the transfer of servicing hereunder, the Servicer shall be entitled to be reimbursed for any outstanding Servicing Advances and Monthly Advances.

      Section 10.02.    Cooperation of Servicer with a Reconstitution.

      The Servicer and the Owner agree that with respect to some or all of the Mortgage Loans, on or after the related closing date, on one or more dates (each a "Reconstitution Date") at the Owner's sole option, the Owner may effect a sale (each, a "Reconstitution") of some or all of the Mortgage Loans then subject to this Agreement, without recourse, to:

      (a) one or more third party purchasers in one or more in whole loan transfers (each, a "Whole Loan Transfer"); or


                                       39
(page)

      (b) one or more trusts or other entities to be formed as part of one or more Pass-Through Transfers.

      The Servicer agrees to execute in connection with any agreements among the Owner, the Servicer, and any servicer in connection with a Whole Loan Transfer, an assignment, assumption and recognition agreement, or, at Owner's request, a seller's warranties and servicing agreement or a participation and servicing agreement or similar agreement in form and substance reasonably acceptable to the parties, and in connection with a Pass-Through Transfer, a pooling and servicing agreement in form and substance reasonably acceptable to the parties. It is understood that any such Reconstitution Agreements will not contain any greater obligations on the part of Servicer than are contained in this Agreement.

      With respect to each Whole Loan Transfer and each Pass-Through Transfer entered into by the Owner, the Servicer agrees (1) to cooperate fully with the Owner and any prospective purchaser with respect to all reasonable requests and due diligence procedures; (2) to execute, deliver and perform all Reconstitution Agreements required by the Owner; (3) to restate the representations and warranties set forth in this Agreement as of the settlement or closing date in connection with such Reconstitution (each, a "Reconstitution Date").

      In addition, the Servicer shall provide to such servicer or issuer, as the case may be, and any other participants in such Reconstitution:

      (i) any and all information and appropriate verification of information which may be reasonably available to the Servicer, whether through letters of its auditors and counsel or otherwise, as the Owner or any such other participant shall request upon reasonable demand;

      (ii) such additional representations, warranties, covenants, opinions of counsel, letters from auditors, and certificates of public officials or officers of the Servicer as are reasonably agreed upon by the Servicer and the Owner or any such other participant;

      (iii) within 5 Business Days after request by the Owner, the information with respect to the Servicer (as servicer) as required by Item 1108(b) and (c) of Regulation AB, a summary of the requirements of which as of the date hereof is attached hereto as Exhibit I for convenience of reference only, as determined by Owner in its sole discretion. In the event that the Servicer has delegated any servicing responsibilities with respect to the Mortgage Loans to a Subservicer, the Servicer shall provide the information required pursuant to this clause with respect to the Subservicer;

      (iv)  within 5 Business Days after request by the Owner,

            (a) information regarding any legal proceedings pending (or known to be contemplated) against the Servicer (as servicer) and each Subservicer as required by Item 1117 of Regulation AB, a summary of the requirements of which as of the date hereof is attached hereto as Exhibit I for convenience of reference only, as determined by Owner in its sole discretion,

            (b) information regarding affiliations with respect to the Servicer (as servicer) and each Subservicer as required by Item 1119(a) of Regulation AB, a summary of the requirements of which as of the date hereof is attached hereto as Exhibit I for convenience of reference only, as determined by Owner in its sole discretion, and


                                       40
(page)

            (c) information regarding relationships and transactions with respect to the Servicer (as servicer) and each Subservicer as required by
Item 1119(b) and (c) of Regulation AB, a summary of the requirements of which as of the date hereof is attached hereto as Exhibit I for convenience of reference only, as determined by Owner in its sole discretion;

      (v) for the purpose of satisfying the reporting obligation under the Exchange Act with respect to any class of asset-backed securities, the Servicer shall (or shall cause each Subservicer to) (i) provide prompt notice to the Owner, the Master Servicer and any Depositor in writing of (A) any material litigation or governmental proceedings involving the Servicer or any Subservicer, (B) any affiliations or relationships that develop following the closing date of a Pass-Through Transfer between the Servicer or any
Subservicer and any of the parties specified in clause (D) of paragraph (a) of this Section (and any other parties identified in writing by the requesting party) with respect to such Pass-Through Transfer, (C) any Event of Default under the terms of this Agreement or any Reconstitution Agreement,
(D) any merger, consolidation or sale of substantially all of the assets of the Servicer, and (E) the Servicer's entry into an agreement with a Subservicer to perform or assist in the performance of any of the Servicer's obligations under this Agreement or any Reconstitution Agreement and (ii) provide to the Owner and any Depositor a description of such proceedings, affiliations or relationships;

      (vi)  as  a  condition  to  the   succession  to  the  Servicer  or  any
Subservicer as servicer or subservicer under this Agreement or any Reconstitution Agreement by any Person (i) into which the Servicer or such Subservicer may be merged or consolidated, or (ii) which may be appointed as a successor to the Servicer or any Subservicer, the Servicer shall provide to the Owner, the Master Servicer, and any Depositor, at least 15 calendar days prior to the effective date of such succession or appointment, (x) written notice to the Owner and any Depositor of such succession or appointment and
(y) in writing and in form and substance reasonably satisfactory to the Owner and such Depositor, all information reasonably requested by the Owner or any Depositor in order to comply with its reporting obligation under Item 6.02 of Form 8-K with respect to any class of asset-backed securities;

      (vii) in addition to such information as the Servicer, as servicer, is obligated to provide pursuant to other provisions of this Agreement, not later than ten days prior to the deadline for the filing of any distribution report on Form 10-D in respect of any Pass-Through Transfer that includes any of the Mortgage Loans serviced by the Servicer or any Subservicer, the Servicer or such Subservicer, as applicable, shall, to the extent the Servicer or such Subservicer has knowledge, provide to the party responsible for filing such report (including, if applicable, the Master Servicer) notice of the occurrence of any of the following events along with all information, data, and materials related thereto as may be required to be included in the related distribution report on Form 10-D (as specified in the provisions of Regulation AB referenced below):

            (A) any material modifications, extensions or waivers of pool asset terms, fees, penalties or payments during the distribution period or that have cumulatively become material over time (Item 1121(a)(11) of Regulation AB);


                                       41
(page)

            (B)   material   breaches   of  pool  asset   representations   or
warranties or transaction covenants (Item 1121(a)(12) of Regulation AB); and

            (C) information regarding new asset-backed securities issuances backed by the same pool assets, any pool asset changes (such as, additions, substitutions or repurchases), and any material changes in origination, underwriting or other criteria for acquisition or selection of pool assets (Item 1121(a)(14) of Regulation AB); and

      (viii)      the  Servicer  shall  provide  to  the  Owner,   the  Master
Servicer and any Depositor, evidence of the authorization of the person signing any certification or statement, copies or other evidence of Fidelity Bond Insurance and Errors and Omission Insurance policy, financial information and reports, and such other information related to the Servicer or any Subservicer or the Servicer or such Subservicer's performance hereunder.

      In the  event  of a  conflict  or  inconsistency  between  the  terms of
Exhibit I and the text of the applicable Item of Regulation AB as cited above, the text of Regulation AB, its adopting release and other public statements of the SEC shall control.

      The Servicer shall indemnify the Owner, each affiliate of the Owner, and each of the following parties participating in a Pass-Through Transfer: each issuing entity; each Person (including, but not limited to, the Master Servicer, if applicable) responsible for the preparation, execution or filing of any report required to be filed with the Commission with respect to such Pass-Through Transfer, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 15d-14(d) under the Exchange Act with respect to such Pass-Through Transfer; each broker dealer acting as underwriter, placement agent or initial purchaser, each Person who controls any of such parties or the Depositor (within the meaning of Section 15 of the Securities Act and
Section 20 of the Exchange Act); and the respective present and former directors, officers, employees, agents and affiliates of each of the foregoing and of the Depositor (each, an "Indemnified Party"), and shall hold each of them harmless from and against any claims, losses, damages, penalties, fines, forfeitures, legal fees and expenses and related costs, judgments, and any other costs, fees and expenses that any of them may sustain arising out of or based upon:

      (i)(A) any untrue statement of a material fact contained or alleged to be contained in any information, report, certification, data, accountants' letter or other material provided under this Section 10.02 by or on behalf of the Servicer, or provided under this Section 10.02, Sections 6.04 and 6.09 and by or on behalf of any Subservicer or Subcontractor (collectively, the "Servicer Information"), or (B) the omission or alleged omission to state in the Servicer Information a material fact required to be stated in the Servicer Information or necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading; provided, by way of clarification, that clause (B) of this paragraph shall be construed solely by reference to the Servicer Information and not to any other information communicated in connection with a sale or purchase of securities, without regard to whether the Servicer Information or any portion thereof is presented together with or separately from such other information;

      (ii) any breach by the Servicer of its obligations under this Section 10.02, including particularly any failure by the Servicer, any Subservicer or any Subcontractor to deliver any information, report, certification, accountants' letter or other material when and as required under this Section 10.02, including any failure by the Servicer to identify pursuant to Section
11.15 any Subcontractor "participating in the servicing function" within the meaning of Item 1122 of Regulation AB;


                                       42
(page)

      (iii) any breach by the Servicer of a representation or warranty set forth in Section Article III or in a writing furnished pursuant to clause (h) of Article III and made as of a date prior to the closing date of the related Pass-Through Transfer, to the extent that such breach is not cured by such closing date, or any breach by the Servicer of a representation or warranty in a writing furnished pursuant to clause (h) of Article III to the extent made as of a date subsequent to such closing date; or

      (iv) the negligence bad faith or willful misconduct of the Servicer in connection with its performance under this Section 10.02.

      If the indemnification provided for herein is unavailable or insufficient to hold harmless an Indemnified Party, then the Servicer agrees that it shall contribute to the amount paid or payable by such Indemnified Party as a result of any claims, losses, damages or liabilities incurred by such Indemnified Party in such proportion as is appropriate to reflect the relative fault of such Indemnified Party on the one hand and the Servicer on the other.

      In the case of any failure of performance described above, the Servicer shall promptly reimburse the Owner, any Depositor, as applicable, and each Person responsible for the preparation, execution or filing of any report required to be filed with the Commission with respect to such Pass-Through Transfer, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 15d-14(d) under the Exchange Act with respect to such Pass-Through
Transfer, for all costs reasonably incurred by each such party in order to obtain the information, report, certification, accountants' letter or other material not delivered pursuant to this Section or Section 6.04 or Section
6.09 as required by the Servicer, any Subservicer or any Subcontractor.

      This indemnification shall survive the termination of this Agreement or the termination of any party to this Agreement.

      All Mortgage Loans not sold or transferred pursuant to a Whole Loan Transfer or Pass Through Transfer shall be subject to this Agreement and shall continue to be serviced in accordance with the terms of this Agreement and with respect thereto this Agreement shall remain in full force and effect.

      Section 10.03.    Master Servicer.

      The Servicer, including any successor servicer hereunder, shall be subject to the supervision of the Master Servicer, which Master Servicer shall be obligated to ensure that the Servicer services the Mortgage Loans in accordance with the provisions of this Agreement. The Master Servicer, acting on behalf of the Owner, shall have the same rights as the Owner to enforce the obligations of the Servicer under this Agreement. The Master Servicer shall be entitled to terminate the rights and obligations of the Servicer under this Agreement upon the failure of the Servicer to perform any of its obligations under this Agreement if such failure constitutes an Event of Default as provided in Article IX of this Agreement. Notwithstanding anything to the contrary, in no event shall the Master Servicer assume any of the obligations of the Owner under this Agreement.


                                       43
(page)

                                  ARTICLE XI
                           MISCELLANEOUS PROVISIONS

      Section 11.01.    Successor to the Servicer.

      Prior to termination of the Servicer's responsibilities and duties under this Agreement pursuant to Sections 8.04, 9.01 or 10.01(ii), the Owner shall (i) succeed to and assume all of the Servicer's responsibilities, rights, duties and obligations under this Agreement, or (ii) appoint a successor having the characteristics set forth in Section 8.02 hereof and which shall succeed to all rights and assume all of the responsibilities, duties and liabilities of the Servicer under this Agreement prior to the termination of the Servicer's responsibilities, duties and liabilities under this Agreement. In connection with such appointment and assumption, the Owner may make such arrangements for the compensation of such successor out of payments on Mortgage Loans as the Owner and such successor shall agree. In the event that the Servicer's duties, responsibilities and liabilities under this Agreement should be terminated pursuant to the aforementioned sections, the Servicer shall discharge such duties and responsibilities during the period from the date it acquires knowledge of such termination until the effective date thereof with the same degree of diligence and prudence which it is obligated to exercise under this Agreement, and shall take no action whatsoever that might impair or prejudice the rights or financial condition of its successor. The resignation or removal of the Servicer pursuant to the aforementioned sections shall not become effective until a successor shall be appointed pursuant to this section and shall in no event relieve the Servicer of the representations and warranties made pursuant to Article III and the remedies available to the Owner under Section 8.01, it being understood and agreed that the provisions of such Article III and Section 8.01 shall be applicable to the Servicer notwithstanding any such resignation or termination of the Servicer, or the termination of this Agreement.

      Any successor appointed as provided herein shall execute, acknowledge and deliver to the Servicer and to the Owner an instrument accepting such appointment, whereupon such successor shall become fully vested with all the rights, powers, duties, responsibilities, obligations and liabilities of the Servicer, with like effect as if originally named as a party to this Agreement. Any termination or resignation of the Servicer or this Agreement pursuant to Section 8.04, 9.01 or 10.01 shall not affect any claims that the Owner may have against the Servicer arising prior to any such termination or resignation.

      The Servicer shall promptly deliver to the successor the funds in the Custodial Account and the Escrow Account and the Servicing Files and related documents and statements held by it hereunder and the Servicer shall account for all funds. The Servicer shall execute and deliver such instruments and do such other things all as may reasonably be required to more fully and definitely vest and confirm in the successor all such rights, powers, duties, responsibilities, obligations and liabilities of the Servicer. The successor shall make such arrangements as it may deem appropriate to reimburse the Servicer for unrecovered Monthly Advances and Servicing Advances which the successor retains hereunder and which would otherwise have been recovered by the Servicer pursuant to this Agreement but for the appointment of the successor servicer.


                                       44
(page)

      Upon a successor's acceptance of appointment as such, the Servicer shall notify the Owner of such appointment.

      All reasonable costs and expenses incurred in connection with replacing the Servicer upon its resignation or the termination of the Servicer in accordance with the terms of this Agreement, including, without limitation,
(i) all legal costs and expenses and all due diligence costs and expenses associated with an evaluation of the potential termination of the Servicer as a result of an Event of Default and (ii) all costs and expenses associated with the complete transfer of servicing, including all servicing files and all servicing data and the completion, correction or manipulation of such servicing data as may be required by the successor servicer to correct any errors or insufficiencies in the servicing data or otherwise to enable the successor service to service the Mortgage Loans in accordance with this Agreement, shall be payable on demand by the resigning or terminated Servicer without any right of reimbursement therefor.

      Section 11.02.    Amendment.

      This Agreement may be amended from time to time by the Servicer and the Owner by written agreement signed by the Servicer and the Owner.

      Section 11.03.    Recordation of Agreement.

      To the extent permitted by applicable law, this Agreement is subject to recordation in all appropriate public offices for real property records in all the counties or other comparable jurisdictions in which any of all the properties subject to the Mortgages are situated, and in any other appropriate public recording office or elsewhere, such recordation to be effected by the Servicer at the Owner's expense on direction of the Owner accompanied by an opinion of counsel to the effect that such recordation materially and beneficially affects the interest of the Owner or is necessary for the administration or servicing the Mortgage Loans.

      Section 11.04.    Governing Law.

      THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS OF THE STATE OF NEW YORK WITHOUT GIVING EFFECT TO PRINCIPLES OF CONFLICTS OF LAWS. THE OBLIGATIONS, RIGHTS AND REMEDIES OF THE PARTIES HEREUNDER SHALL BE DETERMINED IN ACCORDANCE WITH SUCH LAWS.

      Section 11.05.    Notices.

      Any demands, notices or other communications permitted or required hereunder shall be in writing and shall be deemed conclusively to have been given if personally delivered at or mailed by registered mail, postage prepaid, and return receipt requested or transmitted by telecopier and confirmed by a similar mailed writing, as follows:


                                       45
(page)

            (i)   if to the Servicer:

                  EMC Mortgage Corporation
                  2780 Lake Vista Drive
                  Lewisville, Texas 75067
                  Attention:  President or General Counsel
                  Telecopier No.:  (469) 759-4714

            (ii)  if to the Owner:

                  Bear, Stearns & Co. Inc.
                  383 Madison Ave.
                  New York, New York 10179
                  Attention:  Global Credit Administration
                  Telecopier No.:  (212) 272-3751

            (iii) if to the Master Servicer:

                  Wells Fargo Bank, National Association
                  P.O. Box 98
                  Columbia, Maryland 21046
                  Attention:  Master Servicing - Bear Stearns

                  And for overnight delivery to:

                  Wells Fargo Bank, National Association
                  9062 Old Annapolis Road
                  Columbia, Maryland 21045
                  Attention:  Client Manager, BSABS 06-SD2
                  Telecopier No.:  (410) 715-2380

or such other address as may hereafter be furnished to the other party by like notice. Any such demand, notice, or communication hereunder shall be deemed to have been received on the date delivered to or received at the premises of the address (as evidenced, in the case of registered or certified mail, by the date noted on the return receipt).

      Section 11.06.    Severability of Provisions.

      Any part, provision, representation or warranty of this Agreement which is prohibited or which is held to be void or unenforceable shall be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof. Any part, provision, representation or warranty of this Agreement which is prohibited or unenforceable or is held to be void or unenforceable in any jurisdiction shall be ineffective, as to such jurisdiction, to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction as to any Mortgage Loan shall not invalidate or render unenforceable such provision in any other jurisdiction. To the extent permitted by applicable law, the parties hereto waive any provision of law which prohibits or renders void or unenforceable any provision hereof. If the invalidity of any part, provision, representation or warranty of this Agreement shall deprive any party of the economic benefit intended to be conferred by this Agreement, the parties shall negotiate, in good faith, to develop a structure the economic effect of which is nearly as possible the same as the economic effect of this Agreement without regard to such invalidity.


                                       46
(page)

      Section 11.07.    Exhibits

      The exhibits to this Agreement are hereby incorporated and made a part hereof and are an integral part of this Agreement.

      Section 11.08.    General Interpretive Principles.

      For purposes of this Agreement, except as otherwise expressly provided or unless the context otherwise requires:

      (i) the terms defined in this Agreement have the meanings assigned to them in this Agreement and include the plural as well as the singular, and the use of any gender herein shall be deemed to include the other gender;

      (ii) accounting terms not otherwise defined herein have the meanings assigned to them in accordance with generally accepted accounting principles;

      (iii) references herein to "Articles," "Sections," "Subsections," "Paragraphs," and other subdivisions without reference to a document are to designated Articles, Sections, Subsections, Paragraphs and other subdivisions of this Agreement;

      (iv)  a  reference  to  a  Subsection  without  further  reference  to a
Section is a reference to such Subsection as contained in the same Section in which the reference appears, and this rule shall also apply to Paragraphs and other subdivisions;

      (v) the words "herein," "hereof," "hereunder" and other words of similar import refer to this Agreement as a whole and not to any particular provision; and

      (vi) the term "include" or "including" shall mean without limitation by reason of enumeration.

      Section 11.09.    Reproduction of Documents.

      This Agreement and all documents relating hereto, including, without limitation, (i) consents, waivers and modifications which may hereafter be executed, (ii) documents received by any party at the closing, and (iii) financial statements, certificates and other information previously or hereafter furnished, may be reproduced by any photographic, photostatic, microfilm, micro-card, miniature photographic or other similar process. The parties agree that any such reproduction shall be admissible in evidence as the original itself in any judicial or administrative proceeding, whether or not the original is in existence and whether or not such reproduction was made by a party in the regular course of business, and that any enlargement, facsimile or further reproduction of such reproduction shall likewise be admissible in evidence.


                                       47
(page)

      Section 11.10.    Confidentiality of Information.

      Each party recognizes that, in connection with this Agreement, it may become privy to non-public information regarding the financial condition, operations and prospects of the other party. Except as required to be disclosed by law, each party agrees to keep all non-public information regarding the other party strictly confidential, and to use all such information solely in order to effectuate the purpose of this Agreement.

      Section 11.11.    Assignment by the Owner.

      The Owner shall have the right, without the consent of the Servicer hereof, to assign, in whole or in part, its interest under this Agreement with respect to some or all of the Mortgage Loans, and designate any person to exercise any rights of the Owner hereunder, by executing an assignment and assumption agreement reasonably acceptable to the Servicer and the assignee or designee shall accede to the rights and obligations hereunder of the Owner with respect to such Mortgage Loans. In no event shall Owner sell a partial interest in any Mortgage Loan. All references to the Owner in this Agreement shall be deemed to include its assignees or designees. It is understood and agreed between the Owners and the Servicer that no more than five (5) Persons shall have the right of owner under this Agreement at any one time.

      Section 11.12.    No Partnership.

      Nothing herein contained shall be deemed or construed to create a co-partnership or joint venture between the parties hereto and the services of the Servicer shall be rendered as an independent contractor and not as agent for Owner.

      Section 11.13.    Execution, Successors and Assigns.

      This Agreement may be executed in one or more counterparts and by the different parties hereto on separate counterparts, each of which, when so executed, shall be deemed to be an original; such counterparts, together, shall constitute one and the same agreement. Subject to Section 8.05, this Agreement shall inure to the benefit of and be binding upon the Servicer and the Owner and their respective successors and assigns.

      Section 11.14.    Entire Agreement.

      Each of the Servicer and the Owner acknowledge that no representations, agreements or promises were made to it by the other party or any of its employees other than those representations, agreements or promises specifically contained herein. This Agreement sets forth the entire understanding between the parties hereto and shall be binding upon all successors of both parties.

      Section 11.15.    Use of Subservicers and Subcontractors.

      (a) The Servicer shall not hire or otherwise utilize the services of any Subservicer to fulfill any of the obligations of the Servicer as servicer under this Agreement or any Reconstitution Agreement unless the Servicer complies with the provisions of paragraph (b) of this Section. The Servicer shall not hire or otherwise utilize the services of any Subcontractor, and shall not permit any Subservicer to hire or otherwise utilize the servicers of any Subcontractor, to fulfill any of the obligations of the Servicer as servicer under this Agreement or any Reconstitution Agreement unless the Servicer complies with the provisions of paragraph (d) of this Section. The Servicer must notify the Owner, the Master Servicer and any Depositor in writing of any affiliations or relationships that develop following the closing date between the Servicer or any Subservicer.


                                       48
(page)

      (b) The Servicer shall cause any Subservicer used by the Servicer (or by any Subservicer) for the benefit of the Owner and any Depositor to comply with the provisions of this Section and with clauses (g) and (j) of Article III, Sections 6.04, 6.09 and 10.02 of this Agreement to the same extent as if such Subservicer were the Owner, and to provide the information required with respect to such Subservicer under Section 3.01(i) of this Agreement. The
Servicer shall be responsible for obtaining from each Subservicer and delivering to the Owner, the Master Servicer and any Depositor any Annual Statement of Compliance required to be delivered by such Subservicer under
Section 6.04(a), any Assessment of Compliance and Attestation Report required to be delivered by such Subservicer under Section 6.09, any Annual Certification required under Section 6.04(b), any Additional Form 10-D Disclosure and any Form 8-K Disclosure Information, as and when required to be delivered.

      (c) The Servicer shall promptly upon request provide to the Owner, the Master Servicer and any Depositor (or any designee of the Depositor, such as an administrator) a written description (in form and substance satisfactory to the Owner, the Master Servicer and such Depositor) of the role and function of each Subcontractor utilized by the Servicer or any Subservicer, specifying (i) the identity of each such Subcontractor, (ii) which (if any) of such Subcontractors are "participating in the servicing function" within the meaning of Item 1122 of Regulation AB, and (iii) which elements of the Servicing Criteria will be addressed in assessments of compliance provided by each Subcontractor identified pursuant to clause (ii) of this paragraph.

      (d) As a condition to the utilization of any Subcontractor determined to be "participating in the servicing function" within the meaning of Item 1122 of Regulation AB, the Servicer shall cause any such Subcontractor used by the Servicer (or by any Subservicer) for the benefit of the Owner and any Depositor to comply with the provisions of Sections 6.07 and 10.02 of this Agreement to the same extent as if such Subcontractor were the Servicer. The Servicer shall be responsible for obtaining from each Subcontractor and delivering to the Owner and any Depositor any Assessment of Compliance and Attestation Report and other certificates required to be delivered by such Subservicer and such Subcontractor under Section 6.09 (and any Annual Certification required under Section 6.09(b)), in each case as and when required to be delivered.

      Section 11.16.    Third Party Beneficiary

      For  purposes  of  this   Agreement,   each  Master  Servicer  shall  be
considered a third party beneficiary to this Agreement, entitled to all the rights and benefits hereof as if it were a direct party to this Agreement.


                                       49
(page)

      IN WITNESS WHEREOF, the Servicer and the Owner have caused their names to be signed hereto by their respective officers thereunto duly authorized as of the date and year first above written.

                        EMC MORTGAGE CORPORATION,
                        as Servicer

                        By:  _________________________
                        Name:
                        Title:

                        BEAR STEARNS ASSET BACKED SECURITIES I LLC, as Owner

                        By:  _________________________
                        Name:
                        Title:


(page)

                                  EXHIBIT A

                            MORTGAGE LOAN SCHEDULE


                                     A-1
(page)

                                  EXHIBIT B

                      CUSTODIAL ACCOUNT LETTER AGREEMENT
                                    (date)

To:______________________
_________________________
_________________________
     (the "Depository")

      As "Servicer" under the Servicing Agreement, dated as of May 1, 2006, (the "Agreement"), we hereby authorize and request you to establish an account, as a Custodial Account pursuant to Section 4.04 of the Agreement, to be designated as "EMC Custodial Account, in trust for BSABS I, Owner of Whole Loan Mortgages, and various Mortgagors." All deposits in the account shall be subject to withdrawal therefrom by order signed by the Servicer. You may refuse any deposit which would result in violation of the requirement that the account be fully insured as described below. This letter is submitted to you in duplicate. Please execute and return one original to us.

              By:____________________
              Name:__________________
              Title:_________________

      The  undersigned,  as  "Depository",  hereby  certifies  that the  above described account has been established under Account Number __________, at the office of the depository indicated above, and agrees to honor withdrawals on such account as provided above. The full amount deposited at any time in the account will be insured up to applicable limits by the Federal Deposit Insurance Corporation through the Bank Insurance Fund or the Savings Association Insurance Fund or will be invested in Permitted Investments as defined in the Agreement.

              [                  ]
              (name of Depository)
              By:____________________
              Name:__________________
              Title:_________________


                                     B-1
(page)

                                  EXHIBIT C

                       ESCROW ACCOUNT LETTER AGREEMENT

                                    (date)

To:______________________
_________________________
_________________________
     (the "Depository")

      As "Servicer" under the Servicing Agreement, dated as of May 1, 2006 (the "Agreement"), we hereby authorize and request you to establish an account, as an Escrow Account pursuant to Section 4.06 of the Agreement, to be designated as "EMC Escrow Account, in trust for BSABS I, Owner of Whole Loan Mortgages, and various Mortgagors." All deposits in the account shall be subject to withdrawal therefrom by order signed by the Servicer. You may refuse any deposit which would result in violation of the requirement that the account be fully insured as described below. This letter is submitted to you in duplicate. Please execute and return one original to us.

              By:____________________
              Name:__________________
              Title:_________________

      The  undersigned,  as  "Depository",  hereby  certifies  that the  above described account has been established under Account Number __________, at the office of the depository indicated above, and agrees to honor withdrawals on such account as provided above. The full amount deposited at any time in the account will be insured up to applicable limits by the Federal Deposit Insurance Corporation through the Bank Insurance Fund or the Savings Association Insurance Fund or will be invested in Permitted Investments as defined in the Agreement.

              [                  ]
              (name of Depository)
              By:____________________
              Name:__________________
              Title:_________________


                                     C-1
(page)

                                  EXHIBIT D

                       REQUEST FOR RELEASE OF DOCUMENTS

      To:   Wells Fargo Bank, National Association
            1015 10th Avenue S.E.
            Mpls., MN  55414
            Attn:  ________________

      Re: Custodial Agreement dated as of November 30, 1999, between EMC Mortgage Corporation and Wells Fargo Bank, National Association, as Custodian

      In connection with the administration of the Mortgage Loans held by you as Custodian for the Owner pursuant to the above-captioned Custody Agreement, we request the release, and hereby acknowledge receipt, of the Custodian's Mortgage File for the Mortgage Loan described below, for the reason indicated.

Mortgage Loan Number:

Mortgagor Name, Address & Zip Code:

      Reason for Requesting Documents (check one):

      _______           1.    Mortgage Paid in Full

      _______           2.    Foreclosure

      _______           3.    Substitution

      _______           4.    Other Liquidation (Repurchases, etc.)

      _______           5.    Nonliquidation
[Reason:_______________________________]

      Address to which Custodian should

      Deliver the Custodian's Mortgage File:

      __________________________________________

      __________________________________________

      __________________________________________

      By:_______________________________________

                             (authorized signer)

      Issuer:_____________________________________


                                     D-1
(page)

      Address:___________________________________

              ___________________________________

      Date:______________________________________

Custodian

      Wells Fargo Bank, National Association

Please acknowledge the execution of the above request by your signature and date below:
      ____________________________________            _________________

      Signature                                 Date

      Documents returned to Custodian:

      ____________________________________            _________________

      Custodian                                 Date


                                     D-2
(page)

                                  EXHIBIT E

                         REPORTING DATA FOR MONTHLY REPORT

                         Standard File Layout - Master Servicing

------------------------------------------------------------------------------------------
    Column Name                Description            Decimal     Format Comment    Max
                                                                                    Size
------------------------------------------------------------------------------------------
SER_INVESTOR_NBR     A value assigned by the                   Text up to 10 digits  20
                     Servicer to define a group of
                     loans.
------------------------------------------------------------------------------------------
LOAN_NBR             A unique identifier assigned to           Text up to 10 digits  10
                     each loan by the investor.
------------------------------------------------------------------------------------------
SERVICER_LOAN_NBR    A unique number assigned to a             Text up to 10 digits  10
                     loan by the Servicer.  This may
                     be different than the LOAN_NBR.
------------------------------------------------------------------------------------------
                     The borrower name as received
                     in the file.  It is not                   Maximum length of
BORROWER_NAME        separated by first and last               30 (Last, First)      30
                     name.
------------------------------------------------------------------------------------------
SCHED_PAY_AMT        Scheduled monthly principal and     2     No commas(,) or       11
                     scheduled interest payment that
                     a borrower is expected to pay,
                     P&I constant.                             dollar signs ($)
------------------------------------------------------------------------------------------
NOTE_INT_RATE        The loan interest rate as           4     Max length of 6        6
                     reported by the Servicer.
------------------------------------------------------------------------------------------
NET_INT_RATE         The loan gross interest rate        4     Max length of 6        6
                     less the service fee rate as
                     reported by the Servicer.
------------------------------------------------------------------------------------------
                     The servicer's fee rate for a
SERV_FEE_RATE        loan as reported by the             4     Max length of 6        6
                     Servicer.
------------------------------------------------------------------------------------------
                     The servicer's fee amount for a
SERV_FEE_AMT         loan as reported by the             2     No commas(,) or       11
                     Servicer.                                 dollar signs ($)
------------------------------------------------------------------------------------------
NEW_PAY_AMT          The new loan payment amount as      2     No commas(,) or       11
                     reported by the Servicer.                 dollar signs ($)
------------------------------------------------------------------------------------------
NEW_LOAN_RATE        The new loan rate as reported       4     Max length of 6        6
                     by the Servicer.
------------------------------------------------------------------------------------------
ARM_INDEX_RATE       The index the Servicer is using     4     Max length of 6        6
                     to calculate a forecasted rate.
------------------------------------------------------------------------------------------
                     The borrower's actual principal
ACTL_BEG_PRIN_BAL    balance at the beginning of the     2     No commas(,) or       11
                     processing cycle.                         dollar signs ($)
------------------------------------------------------------------------------------------
                     The borrower's actual principal
ACTL_END_PRIN_BAL    balance at the end of the           2     No commas(,) or       11
                     processing cycle.                         dollar signs ($)
------------------------------------------------------------------------------------------
BORR_NEXT_PAY_DUE_DATThe date at the end of                    MM/DD/YYYY            10
                     processing cycle that the
                     borrower's next payment is due
                     to the Servicer, as reported by
                     Servicer.
------------------------------------------------------------------------------------------
SERV_CURT_AMT_1      The first curtailment amount to     2     No commas(,) or       11
                     be applied.                               dollar signs ($)
------------------------------------------------------------------------------------------
SERV_CURT_DATE_1     The curtailment date associated           MM/DD/YYYY            10
                     with the first curtailment
                     amount.
------------------------------------------------------------------------------------------
                     The curtailment interest on the
CURT_ADJ_ AMT_1      first curtailment amount, if        2     No commas(,) or       11
                     applicable.                               dollar signs ($)
------------------------------------------------------------------------------------------
SERV_CURT_AMT_2      The second curtailment amount       2     No commas(,) or       11
                     to be applied.                            dollar signs ($)
------------------------------------------------------------------------------------------
SERV_CURT_DATE_2     The curtailment date associated           MM/DD/YYYY            10
                     with the second curtailment
                     amount.
------------------------------------------------------------------------------------------
                     The curtailment interest on the
CURT_ADJ_ AMT_2      second curtailment amount, if       2     No commas(,) or       11
                     applicable.                               dollar signs ($)
------------------------------------------------------------------------------------------
SERV_CURT_AMT_3      The third curtailment amount to     2     No commas(,) or       11
                     be applied.                               dollar signs ($)
------------------------------------------------------------------------------------------
SERV_CURT_DATE_3     The curtailment date associated           MM/DD/YYYY            10
                     with the third curtailment
                     amount.
------------------------------------------------------------------------------------------
                     The curtailment interest on the
CURT_ADJ_AMT_3       third curtailment amount, if        2     No commas(,) or       11
                     applicable.                               dollar signs ($)
------------------------------------------------------------------------------------------


                                     E-1
(page)

PIF_AMT              The loan "paid in full" amount      2     No commas(,) or       11
                     as reported by the Servicer.              dollar signs ($)
------------------------------------------------------------------------------------------
PIF_DATE             The paid in full date as                  MM/DD/YYYY            10
                     reported by the Servicer.
------------------------------------------------------------------------------------------
                                                               Action Code Key:       2
ACTION_CODE          The standard FNMA numeric code            15=Bankruptcy,
                     used to indicate the                      30=Foreclosure, ,
                     default/delinquent status of a            60=PIF,
                     particular loan.                          63=Substitution,
                                                               65=Repurchase,70=REO
------------------------------------------------------------------------------------------
INT_ADJ_AMT          The amount of the interest          2     No commas(,) or       11
                     adjustment as reported by the             dollar signs ($)
                     Servicer.
------------------------------------------------------------------------------------------
SOLDIER_SAILOR_ADJ_AMThe Soldier and Sailor              2     No commas(,) or       11
                     Adjustment amount, if                     dollar signs ($)
                     applicable.
------------------------------------------------------------------------------------------
NON_ADV_LOAN_AMT     The Non Recoverable Loan            2     No commas(,) or       11
                     Amount, if applicable.                    dollar signs ($)
------------------------------------------------------------------------------------------
LOAN_LOSS_AMT        The amount the Servicer is          2     No commas(,) or       11
                     passing as a loss, if                     dollar signs ($)
                     applicable.
------------------------------------------------------------------------------------------
SCHED_BEG_PRIN_BAL   The scheduled outstanding           2     No commas(,) or       11
                     principal amount due at the
                     beginning of the cycle date to
                     be passed through to investors.           dollar signs ($)
------------------------------------------------------------------------------------------
SCHED_END_PRIN_BAL   The scheduled principal balance     2     No commas(,) or       11
                     due to investors at the end of            dollar signs ($)
                     a processing cycle.
------------------------------------------------------------------------------------------
SCHED_PRIN_AMT       The scheduled principal amount      2     No commas(,) or       11
                     as reported by the Servicer for
                     the current cycle -- only
                     applicable for
                     Scheduled/Scheduled Loans.                dollar signs ($)
------------------------------------------------------------------------------------------
SCHED_NET_INT        The scheduled gross interest        2     No commas(,) or       11
                     amount less the service fee
                     amount for the current cycle as
                     reported by the Servicer --
                     only applicable for                       dollar signs ($)
                     Scheduled/Scheduled Loans.
------------------------------------------------------------------------------------------
ACTL_PRIN_AMT        The actual principal amount         2     No commas(,) or       11
                     collected by the Servicer for
                     the current reporting cycle --
                     only applicable for
                     Actual/Actual Loans.                      dollar signs ($)
------------------------------------------------------------------------------------------
                     The actual gross interest
                     amount less the service fee
                     amount for the current                    No commas(,) or
ACTL_NET_INT         reporting cycle as reported by      2     dollar signs ($)      11
                     the Servicer -- only applicable
                     for Actual/Actual Loans.
------------------------------------------------------------------------------------------
PREPAY_PENALTY_ AMT  The penalty amount received         2     No commas(,) or       11
                     when a borrower prepays on his
                     loan as reported by the
                     Servicer.                                 dollar signs ($)
------------------------------------------------------------------------------------------
                     The prepayment penalty amount
PREPAY_PENALTY_      for the loan waived by the          2     No commas(,) or       11
WAIVED               servicer.                                 dollar signs ($)
------------------------------------------------------------------------------------------
MOD_DATE             The Effective Payment Date of             MM/DD/YYYY            10
                     the Modification for the loan.
------------------------------------------------------------------------------------------
MOD_TYPE             The Modification Type.                    Varchar - value can   30
                                                               be alpha or numeric
------------------------------------------------------------------------------------------
DELINQ_P&I_ADVANCE_AMThe current outstanding             2     No commas(,) or       11
                     principal and interest advances           dollar signs ($)
                     made by Servicer.
------------------------------------------------------------------------------------------


                                     E-2
(page)

                                  EXHIBIT F

                      REPORTING DATA FOR DEFAULTED LOANS

                 Standard File Layout - Delinquency Reporting

Column/Header Name                       Description                                            Decimal       Format Comment
----------------------------------------------------------------------------------------------------------------------------------
SERVICER_LOAN_NBR                        A unique number assigned to a loan by the
                                         Servicer. This may be different than the LOAN_NBR
LOAN_NBR                                 A unique identifier assigned to each loan by the
                                         originator.
CLIENT_NBR                               Servicer Client Number
SERV_INVESTOR_NBR                        Contains a unique number as assigned by an
                                         external servicer to identify a group of loans in
                                         their system.
BORROWER_FIRST_NAME                      First Name of the Borrower.
BORROWER_LAST_NAME                       Last name of the borrower.
PROP_ADDRESS                             Street Name and Number of Property
PROP_STATE                               The state where the property located.
PROP_ZIP                                 Zip code where the property is located.
BORR_NEXT_PAY_DUE_DATE                   The date that the borrower's next payment is due                     MM/DD/YYYY
                                         to the servicer at the end of processing cycle, as
                                         reported by Servicer.
LOAN_TYPE                                Loan Type (i.e. FHA, VA, Conv)
BANKRUPTCY_FILED_DATE                    The date a particular bankruptcy claim was filed.                    MM/DD/YYYY
BANKRUPTCY_CHAPTER_CODE                  The chapter under which the bankruptcy was filed.
BANKRUPTCY_CASE_NBR                      The case number assigned by the court to the
                                         bankruptcy filing.
POST_PETITION_DUE_DATE                   The payment due date once the bankruptcy has been                    MM/DD/YYYY
                                         approved by the courts
BANKRUPTCY_DCHRG_DISM_DATE               The Date The Loan Is Removed From Bankruptcy.                        MM/DD/YYYY
                                         Either by Dismissal, Discharged and/or a Motion
                                         For Relief Was Granted.
LOSS_MIT_APPR_DATE                       The Date The Loss Mitigation Was Approved By The                     MM/DD/YYYY
                                         Servicer
LOSS_MIT_TYPE                            The Type Of Loss Mitigation Approved For A Loan
                                         Such As;
LOSS_MIT_EST_COMP_DATE                   The Date The Loss Mitigation /Plan Is Scheduled To                   MM/DD/YYYY
                                         End/Close
LOSS_MIT_ACT_COMP_DATE                   The Date The Loss Mitigation Is Actually Completed                   MM/DD/YYYY
FRCLSR_APPROVED_DATE                     The date DA Admin sends a letter to the servicer                     MM/DD/YYYY
                                         with instructions to begin foreclosure proceedings.
ATTORNEY_REFERRAL_DATE                   Date File Was Referred To Attorney to Pursue                         MM/DD/YYYY
                                         Foreclosure
FIRST_LEGAL_DATE                         Notice of 1st legal filed by an Attorney in a                        MM/DD/YYYY
                                         Foreclosure Action
FRCLSR_SALE_EXPECTED_DATE                The date by which a foreclosure sale is expected                     MM/DD/YYYY
                                         to occur.
FRCLSR_SALE_DATE                         The actual date of the foreclosure sale.                             MM/DD/YYYY
FRCLSR_SALE_AMT                          The amount a property sold for at the foreclosure      2             No commas(,) or
                                         sale.                                                                dollar signs ($)


                                      F-1
(page)

EVICTION_START_DATE                      The date the servicer initiates eviction of the                      MM/DD/YYYY
                                         borrower.
EVICTION_COMPLETED_DATE                  The date the court revokes legal possession of the                   MM/DD/YYYY
                                         property from the borrower.
LIST_PRICE                               The price at which an REO property is marketed.        2             No commas(,) or
                                                                                                              dollar signs ($)
LIST_DATE                                The date an REO property is listed at a particular                   MM/DD/YYYY
                                         price.
OFFER_AMT                                The dollar value of an offer for an REO property.      2             No commas(,) or
                                                                                                              dollar signs ($)
OFFER_DATE_TIME                          The date an offer is received by DA Admin or by                      MM/DD/YYYY
                                         the Servicer.
REO_CLOSING_DATE                         The date the REO sale of the property is scheduled                   MM/DD/YYYY
                                         to close.
REO_ACTUAL_CLOSING_DATE                  Actual Date Of REO Sale                                              MM/DD/YYYY
OCCUPANT_CODE                            Classification of how the property is occupied.
PROP_CONDITION_CODE                      A code that indicates the condition of the
                                         property.
PROP_INSPECTION_DATE                     The date a property inspection is performed.                         MM/DD/YYYY
APPRAISAL_DATE                           The date the appraisal was done.                                     MM/DD/YYYY
CURR_PROP_VAL                            The current "as is" value of the property based on     2
                                         brokers price opinion or appraisal.
REPAIRED_PROP_VAL                        The amount the property would be worth if repairs      2
                                         are completed pursuant to a broker's price opinion
                                         or appraisal.
If applicable:
DELINQ_STATUS_CODE                       FNMA Code Describing Status of Loan
DELINQ_REASON_CODE                       The circumstances which caused a borrower to stop
                                         paying on a loan. Code indicates the reason why
                                         the loan is in default for this cycle.
MI_CLAIM_FILED_DATE                      Date Mortgage Insurance Claim Was Filed With                         MM/DD/YYYY
                                         Mortgage Insurance Company.
MI_CLAIM_AMT                             Amount of Mortgage Insurance Claim Filed                             No commas(,) or
                                                                                                              dollar signs ($)
MI_CLAIM_PAID_DATE                       Date Mortgage Insurance Company Disbursed Claim                      MM/DD/YYYY
                                         Payment
MI_CLAIM_AMT_PAID                        Amount Mortgage Insurance Company Paid On Claim        2             No commas(,) or
                                                                                                              dollar signs ($)
POOL_CLAIM_FILED_DATE                    Date Claim Was Filed With Pool Insurance Company                     MM/DD/YYYY
POOL_CLAIM_AMT                           Amount of Claim Filed With Pool Insurance Company      2             No commas(,) or
                                                                                                              dollar signs ($)
POOL_CLAIM_PAID_DATE                     Date Claim Was Settled and The Check Was Issued By                   MM/DD/YYYY
                                         The Pool Insurer
POOL_CLAIM_AMT_PAID                      Amount Paid On Claim By Pool Insurance Company         2             No commas(,) or
                                                                                                              dollar signs ($)
FHA_PART_A_CLAIM_FILED_DATE              Date FHA Part A Claim Was Filed With HUD                             MM/DD/YYYY


                                     F-2
(page)

FHA_PART_A_CLAIM_AMT                     Amount of FHA Part A Claim Filed                       2             No commas(,) or
                                                                                                              dollar signs ($)
FHA_PART_A_CLAIM_PAID_DATE               Date HUD Disbursed Part A Claim Payment                              MM/DD/YYYY
FHA_PART_A_CLAIM_PAID_AMT                Amount HUD Paid on Part A Claim                        2             No commas(,) or
                                                                                                              dollar signs ($)
FHA_PART_B_CLAIM_FILED_DATE              Date FHA Part B Claim Was Filed With HUD                             MM/DD/YYYY
FHA_PART_B_CLAIM_AMT                     Amount of FHA Part B Claim Filed                       2             No commas(,) or
                                                                                                              dollar signs ($)
FHA_PART_B_CLAIM_PAID_DATE               Date HUD Disbursed Part B Claim Payment                              MM/DD/YYYY
FHA_PART_B_CLAIM_PAID_AMT                Amount HUD Paid on Part B Claim                        2             No commas(,) or
                                                                                                              dollar signs ($)
VA_CLAIM_FILED_DATE                      Date VA Claim Was Filed With the Veterans Admin                      MM/DD/YYYY
VA_CLAIM_PAID_DATE                       Date Veterans Admin. Disbursed VA Claim Payment                      MM/DD/YYYY
VA_CLAIM_PAID_AMT                        Amount Veterans Admin. Paid on VA Claim                2             No commas(,) or
                                                                                                              dollar signs ($)

Exhibit 2: Standard File Codes - Delinquency Reporting

The Loss Mit Type field should show the approved Loss Mitigation Code as follows:

      o ASUM- Approved Assumption
      o BAP-  Borrower Assistance Program
      o CO-   Charge Off
      o DIL-  Deed-in-Lieu
      o FFA-  Formal Forbearance Agreement
      o MOD-  Loan Modification
      o PRE-  Pre-Sale
      o SS-   Short Sale
      o MISC- Anything else approved by the PMI or Pool Insurer


                                     F-3
(page)

NOTE: Wells Fargo Bank will accept alternative Loss Mitigation Types to those above, provided that they are consistent with industry standards. If Loss Mitigation Types other than those above are used, the Servicer must supply Wells Fargo Bank with a description of each of the Loss Mitigation Types prior to sending the file.

The Occupant Code field should show the current status of the property code as follows:
      o  Mortgagor
      o  Tenant
      o  Unknown
      o  Vacant

The Property Condition field should show the last reported condition of the property as follows:
      o  Damaged
      o  Excellent
      o  Fair
      o  Gone
      o  Good
      o  Poor
      o  Special Hazard
      o  Unknown

Exhibit 2: Standard File Codes - Delinquency Reporting, Continued

The FNMA Delinquent Reason Code field should show the Reason for Delinquency as follows:

               --------------------------------------------------------
               Delinquency      Delinquency Description
               Code
               --------------------------------------------------------
               001              FNMA-Death of principal mortgagor
               --------------------------------------------------------
               002              FNMA-Illness of principal mortgagor
               --------------------------------------------------------
               003              FNMA-Illness of mortgagor's family
                                member
               --------------------------------------------------------
               004              FNMA-Death of mortgagor's family
                                member
               --------------------------------------------------------
               005              FNMA-Marital difficulties
               --------------------------------------------------------
               006              FNMA-Curtailment of income
               --------------------------------------------------------
               007              FNMA-Excessive Obligation
               --------------------------------------------------------
               008              FNMA-Abandonment of property
               --------------------------------------------------------
               009              FNMA-Distant employee transfer
               --------------------------------------------------------
               011              FNMA-Property problem
               --------------------------------------------------------
               012              FNMA-Inability to sell property
               --------------------------------------------------------
               013              FNMA-Inability to rent property
               --------------------------------------------------------
               014              FNMA-Military Service
               --------------------------------------------------------
               015              FNMA-Other
               --------------------------------------------------------
               016              FNMA-Unemployment
               --------------------------------------------------------
               017              FNMA-Business failure
               --------------------------------------------------------
               019              FNMA-Casualty loss
               --------------------------------------------------------
               022              FNMA-Energy environment costs
               --------------------------------------------------------
               023              FNMA-Servicing problems
               --------------------------------------------------------
               026              FNMA-Payment adjustment
               --------------------------------------------------------
               027              FNMA-Payment dispute
               --------------------------------------------------------
               029              FNMA-Transfer of ownership pending
               --------------------------------------------------------
               030              FNMA-Fraud
               --------------------------------------------------------
               031              FNMA-Unable to contact borrower
               --------------------------------------------------------
               INC              FNMA-Incarceration
               --------------------------------------------------------


                                     F-4
(page)

Exhibit 2: Standard File Codes - Delinquency Reporting, Continued

The FNMA Delinquent Status Code field should show the Status of Default as follows:

               -------------------------------------------------------
                 Status Code    Status Description
               -------------------------------------------------------
                      09        Forbearance
               -------------------------------------------------------
                      17        Pre-foreclosure Sale Closing Plan
                                Accepted
               -------------------------------------------------------
                      24        Government Seizure
               -------------------------------------------------------
                      26        Refinance
               -------------------------------------------------------
                      27        Assumption
               -------------------------------------------------------
                      28        Modification
               -------------------------------------------------------
                      29        Charge-Off
               -------------------------------------------------------
                      30        Third Party Sale
               -------------------------------------------------------
                      31        Probate
               -------------------------------------------------------
                      32        Military Indulgence
               -------------------------------------------------------
                      43        Foreclosure Started
               -------------------------------------------------------
                      44        Deed-in-Lieu Started
               -------------------------------------------------------
                      49        Assignment Completed
               -------------------------------------------------------
                      61        Second Lien Considerations
               -------------------------------------------------------
                      62        Veteran's Affairs-No Bid
               -------------------------------------------------------
                      63        Veteran's Affairs-Refund
               -------------------------------------------------------
                      64        Veteran's Affairs-Buydown
               -------------------------------------------------------
                      65        Chapter 7 Bankruptcy
               -------------------------------------------------------
                      66        Chapter 11 Bankruptcy
               -------------------------------------------------------
                      67        Chapter 13 Bankruptcy
               -------------------------------------------------------


                                     F-5
(page)

                                     EXHIBIT G

                           FORM OF SERVICER CERTIFICATION

Re:   The [ ] agreement dated as of [     l, 200[ ] (the "Agreement"), among
[IDENTIFY PARTIES]

      I,  ____________________________,  the  _______________________ of [NAME
OF COMPANY] (the "Company"), certify to [the Purchaser], [the Depositor], and the [Master Servicer] [Securities Administrator] [Trustee], and their officers, with the knowledge and intent that they will rely upon this certification, that:

      I have reviewed the servicer compliance statement of the Company provided in accordance with Item 1123 of Regulation AB (the "Compliance
Statement"), the report on assessment of the Company's compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB (the "Servicing Criteria"), provided in accordance with Rules 13a-18 and 15d-18 under Securities Exchange Act of 1934, as amended (the "Exchange Act") and Item 1122 of Regulation AB (the "Servicing Assessment"), the registered public accounting firm's attestation report provided in accordance with Rules 13a-18 and 15d-18 under the Exchange Act and Section 1122(b) of Regulation AB (the "Attestation Report"), and all servicing reports, Officer's Certificates and other information relating to the servicing of the Mortgage Loans by the Company during 200[ ] that were delivered by the Company to the [Depositor]
[Master Servicer] [Securities Administrator] [Trustee] pursuant to the Agreement (collectively, the "Company Servicing Information");

      Based on my knowledge, the Company Servicing Information, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements were made, not misleading with respect to the period of time covered by the Company Servicing Information;

      Based on my knowledge, all of the Company Servicing Information required to be provided by the Company under the Agreement has been provided to the [Depositor] [Master Servicer] [Securities Administrator] [Trustee];

      I am responsible for reviewing the activities performed by the Company as servicer under the Agreement, and based on my knowledge and the compliance review conducted in preparing the Compliance Statement and except as disclosed in the Compliance Statement, the Servicing Assessment or the Attestation Report, the Company has fulfilled its obligations under the Agreement in all material respects; and

      The Compliance Statement required to be delivered by the Company pursuant to this Agreement, and the Servicing Assessment and Attestation
Report required to be provided by the Company and by any Subservicer and Subcontractor pursuant to the Agreement, have been provided to the [Depositor] [Master Servicer]. Any material instances of noncompliance described in such reports have been disclosed to the [Depositor] [Master Servicer]. Any material instance of noncompliance with the Servicing Criteria has been disclosed in such reports.



                                     G-1
(page)

                                  EXHIBIT H

                           SUMMARY OF REGULATION AB
                              SERVICING CRITERIA

      NOTE: This Exhibit H is provided for convenience of reference only. In the event of a conflict or inconsistency between the terms of this Exhibit H and the text of Regulation AB, the text of Regulation AB, its adopting release and other public statements of the SEC shall control.

Item 1122(d)

      (b)   General servicing considerations.

            (1) Policies and procedures are instituted to monitor any performance or other triggers and events of default in accordance with the transaction agreements.

            (2) If any material servicing activities are outsourced to third parties, policies and procedures are instituted to monitor the third party's performance and compliance with such servicing activities.

            (3) Any requirements in the transaction agreements to maintain a back-up servicer for the mortgage loans are maintained.

            (4) A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing function throughout the reporting period in the amount of coverage required by and otherwise in accordance with the terms of the transaction agreements.

      (c)   Cash collection and administration.

            (1) Payments on mortgage loans are deposited into the appropriate custodial bank accounts and related bank clearing accounts no more than two business days following receipt, or such other number of days specified in the transaction agreements.

            (2) Disbursements made via wire transfer on behalf of an obligor or to an investor are made only by authorized personnel.

            (3) Advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements.

            (4) The related accounts for the transaction, such as cash reserve accounts or accounts established as a form of overcollateralization, are separately maintained (e.g., with respect to commingling of cash) as set forth in the transaction agreements.

            (5) Each custodial account is maintained at a federally insured depository institution as set forth in the transaction agreements. For purposes of this criterion, "federally insured depository institution" with respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the Securities Exchange Act.


                                     H-1
(page)

            (6)   Unissued   checks   are   safeguarded   so  as  to   prevent
unauthorized access.

            (7) Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.

      (d)   Investor remittances and reporting.

            (1)   Reports to investors,  including  those to be filed with the
Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number of mortgage loans serviced by the Servicer.

            (2) Amounts due to investors are allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.

            (3) Disbursements made to an investor are posted within two business days to the Servicer's investor records, or such other number of days specified in the transaction agreements.

            (4) Amounts remitted to investors per the investor reports agree with cancelled checks, or other form of payment, or custodial bank statements.

      (e)   Mortgage Loan administration.

            (1) Collateral or security on mortgage loans is maintained as required by the transaction agreements or related mortgage loan documents.

            (2) Mortgage loan and related documents are safeguarded as required by the transaction agreements.

            (3) Any additions, removals or substitutions to the asset pool are made, reviewed and approved in accordance with any conditions or requirements in the transaction agreements.


                                     H-2
(page)

            (4) Payments on mortgage loans, including any payoffs, made in accordance with the related mortgage loan documents are posted to the
Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance with the related mortgage loan documents.

            (5) The Servicer's records regarding the mortgage loans agree with the Servicer's records with respect to an obligor's unpaid principal balance.

            (6) Changes with respect to the terms or status of an obligor's mortgage loans (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the transaction agreements and related mortgage loan documents.

            (7) Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established by the transaction agreements.

            (8)   Records   documenting   collection  efforts  are  maintained
during the period a mortgage loan is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or unemployment).

            (9) Adjustments to interest rates or rates of return for mortgage loans with variable rates are computed based on the related mortgage loan documents.

            (10) Regarding any funds held in trust for an obligor (such as escrow accounts): (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements; (B) interest on such funds is paid, or credited, to obligors in accordance with applicable mortgage loan documents and state laws; and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other number of days specified in the transaction agreements.

            (11) Payments made on behalf of an obligor (such as tax or insurance payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the Servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.

            (12) Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the Servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.


                                     H-3
(page)

            (13) Disbursements made on behalf of an obligor are posted within two business days to the obligor's records maintained by the Servicer, or such other number of days specified in the transaction agreements.

            (14) Delinquencies, charge-offs and uncollectable accounts are recognized and recorded in accordance with the transaction agreements.
            (15)  Any external  enhancement  or other  support,  identified in
Item 1114(a)(1) through (3) or Item 1115 of Regulation AB, is maintained as set forth in the transaction agreements.


                                     H-4
(page)

                                  EXHIBIT I

               SUMMARY OF APPLICABLE REGULATION AB REQUIREMENTS

      NOTE: This Exhibit I is provided for convenience of reference only. In the event of a conflict or inconsistency between the terms of this Exhibit I and the text of Regulation AB, the text of Regulation AB, its adopting release and other public statements of the SEC shall control.

      Item 1108(b) and (c)

      Provide the following information with respect to each servicer that will service, including interim service, 20% or more of the mortgage loans in any loan group in the securitization issued in the Pass-Through Transfer:

      -a description of the Owner's form of organization;

      -a description of how long the Servicer has been servicing residential mortgage loans; a general discussion of the Servicer's experience in servicing assets of any type as well as a more detailed discussion of the Servicer's experience in, and procedures for the servicing function it will perform under this Agreement and any Reconstitution Agreements; information regarding the size, composition and growth of the Servicer's portfolio of mortgage loans of the type similar to the Mortgage Loans and information on factors related to the Servicer that may be material to any analysis of the servicing of the Mortgage Loans or the related asset-backed securities, as applicable, including whether any default or servicing related performance trigger has occurred as to any other securitization due to any act or failure to act of the Servicer, whether any material noncompliance with applicable servicing criteria as to any other securitization has been disclosed or reported by the Servicer, and the extent of outsourcing the Servicer uses;

      -a description of any material changes to the Servicer's policies or procedures in the servicing function it will perform under this Agreement and any Reconstitution Agreements for mortgage loans of the type similar to the Mortgage Loans during the past three years;

      -information regarding the Servicer's financial condition to the extent that there is a material risk that the effect on one or more aspects of servicing resulting from such financial condition could have a material impact on the performance of the securities issued in the Pass-Through Transfer, or on servicing of mortgage loans of the same asset type as the Mortgage Loans;

      -any special or unique factors involved in servicing loans of the same type as the Mortgage Loans, and the Servicer's processes and procedures designed to address such factors;

      -statistical information regarding principal and interest advances made by the Servicer on the Mortgage Loans and the Servicer's overall servicing portfolio for the past three years; and

      -the Owner's process for handling delinquencies, losses, bankruptcies and recoveries, such as through liquidation of REO Properties, foreclosure, sale of the Mortgage Loans or workouts.


                                     I-1
(page)

Item 1117

      -describe any legal proceedings pending against the Servicer or against any of its property, including any proceedings known to be contemplated by governmental authorities, that may be material to the holders of the securities issued in the Pass-Through Transfer.

      Item 1119(a)

      -describe any affiliations of the Servicer, each other originator of the Mortgage Loans and each Subservicer with the sponsor, depositor, issuing entity, trustee, any originator, any other servicer, any significant obligor, enhancement or support provider or any other material parties related to the Pass-Through Transfer.

      Item 1119(b)

      -describe any business relationship, agreement, arrangement, transaction or understanding entered into outside of the ordinary course of business or on terms other than those obtained in an arm's length transaction with an unrelated third party, apart from the Pass-Through Transfer, between the Servicer, each other originator of the Mortgage Loans and each Subservicer, or their respective affiliates, and the sponsor, depositor or issuing entity or their respective affiliates, that exists currently or has existed during the past two years, that may be material to the understanding of an investor in the securities issued in the Pass-Through Transfer.

      Item 1119(c)

      -describe any business relationship, agreement, arrangement, transaction or understanding involving or relating to the Mortgage Loans or the Pass-Through Transfer, including the material terms and approximate dollar amount involved, between the Servicer, each other originator of the Mortgage Loans and each Subservicer, or their respective affiliates and the sponsor, depositor or issuing entity or their respective affiliates, that exists currently or has existed during the past two years.


                                     I-2
(page)

                                  EXHIBIT J

        SERVICING CRITERIA TO BE ADDRESSED IN ASSESSMENT OF COMPLIANCE

                         SERVICING CRITERIA TO BE ADDRESSED
                            IN ASSESSMENT OF COMPLIANCE
                           (RMBS unless otherwise noted)

      Key:
      X - obligation

      Where there are multiple checks for criteria the attesting party will identify in their management assertion that they are attesting only to the portion of the distribution chain they are responsible for in the related transaction agreements.

-----------------------------------------------------------------------------------------------------------------------------------
RegAB Reference                Servicing Criteria                                                                    Servicers
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                               General Servicing Considerations
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
1122(d)(1)(i)         Policies and  procedures  are  instituted to monitor any  performance  or other  triggers and           X
                      events of default in accordance with the transaction agreements.
-----------------------------------------------------------------------------------------------------------------------------------
1122(d)(1)(ii)        If  any  material  servicing  activities  are  outsourced  to  third  parties,  policies  and           X
                      procedures are instituted to monitor the third party's  performance  and compliance with such servicing activities.
-----------------------------------------------------------------------------------------------------------------------------------
                      Any  requirements in the transaction  agreements to maintain a back-up  servicer for the Pool
1122(d)(1)(iii)       Assets are maintained.
-----------------------------------------------------------------------------------------------------------------------------------
                      A fidelity bond and errors and omissions  policy is in effect on the party  participating  in           X
                      the servicing function  throughout the reporting period in the amount of coverage required by
1122(d)(1)(iv)        and otherwise in accordance with the terms of the transaction agreements.
-----------------------------------------------------------------------------------------------------------------------------------
                      Cash Collection and Administration
-----------------------------------------------------------------------------------------------------------------------------------
1122(d)(2)(i)         Payments on pool assets are  deposited  into the  appropriate  custodial  bank  accounts  and           X
                      related bank clearing  accounts no more than two business  days  following  receipt,  or such other number of days specified in the transaction agreements.
-----------------------------------------------------------------------------------------------------------------------------------
                      Disbursements  made via wire transfer on behalf of an obligor or to an investor are made only           X
1122(d)(2)(ii)        by authorized personnel.
-----------------------------------------------------------------------------------------------------------------------------------
                      Advances of funds or guarantees regarding collections,  cash flows or distributions,  and any           X
                      interest  or other fees  charged  for such  advances,  are made,  reviewed  and  approved  as
1122(d)(2)(iii)       specified in the transaction agreements.
-----------------------------------------------------------------------------------------------------------------------------------
                      The  related  accounts  for the  transaction,  such  as cash  reserve  accounts  or  accounts           X
                      established  as a form of over  collateralization,  are  separately  maintained  (e.g.,  with
1122(d)(2)(iv)        respect to commingling of cash) as set forth in the transaction agreements.
-----------------------------------------------------------------------------------------------------------------------------------
                      Each custodial  account is maintained at a federally  insured  depository  institution as set           X
                      forth in the  transaction  agreements.  For purposes of this  criterion,  "federally  insured depository  institution"  with  respect to a foreign  financial  institution  means a foreign financial  institution  that meets the  requirements  of Rule  13k-1(b)(1)  of the Securities
1122(d)(2)(v)         Exchange Act.
-----------------------------------------------------------------------------------------------------------------------------------
1122(d)(2)(vi)        Unissued checks are safeguarded so as to prevent unauthorized access.                                   X
-----------------------------------------------------------------------------------------------------------------------------------
                      Reconciliations are prepared on a monthly basis for all asset-backed  securities related bank           X
                      accounts,   including   custodial  accounts  and  related  bank  clearing   accounts.   These
                      reconciliations are (A) mathematically  accurate;  (B) prepared within 30 calendar days after the bank  statement  cutoff date, or such other number of days  specified in the  transaction agreements;  (C)  reviewed  and  approved by someone  other than the person who  prepared the reconciliation;  and (D) contain  explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original  identification,  or such other number
1122(d)(2)(vii)       of days specified in the transaction agreements.
-----------------------------------------------------------------------------------------------------------------------------------


                                     J-1
(page)


-----------------------------------------------------------------------------------------------------------------------------------
                      Investor Remittances and Reporting
-----------------------------------------------------------------------------------------------------------------------------------
1122(d)(3)(i)         Reports to investors,  including  those to be filed with the  Commission,  are  maintained in           X
                      accordance  with  the  transaction   agreements  and  applicable   Commission   requirements.
                      Specifically,  such reports (A) are prepared in accordance  with  timeframes  and other terms set forth in the transaction  agreements;  (B) provide  information  calculated in accordance with the terms specified in the transaction agreements;  (C) are filed with the Commission as required  by its rules  and  regulations;  and (D) agree  with  investors'  or the  trustee's records as to the total unpaid  principal  balance and number of Pool Assets  serviced by the
                      Servicer.
-----------------------------------------------------------------------------------------------------------------------------------
                      Amounts  due  to  investors  are  allocated  and  remitted  in  accordance  with  timeframes,           X
1122(d)(3)(ii)        distribution priority and other terms set forth in the transaction agreements.
-----------------------------------------------------------------------------------------------------------------------------------
                      Disbursements  made to an investor  are posted  within two  business  days to the  Servicer's           X
1122(d)(3)(iii)       investor records, or such other number of days specified in the transaction agreements.
-----------------------------------------------------------------------------------------------------------------------------------
                      Amounts remitted to investors per the investor reports agree with cancelled  checks, or other           X
1122(d)(3)(iv)        form of payment, or custodial bank statements.
-----------------------------------------------------------------------------------------------------------------------------------
                      Pool Asset Administration
-----------------------------------------------------------------------------------------------------------------------------------
1122(d)(4)(i)         Collateral  or  security  on  pool  assets  is  maintained  as  required  by the  transaction           X
                      agreements or related pool asset documents.
-----------------------------------------------------------------------------------------------------------------------------------
1122(d)(4)(ii)        Pool assets  and related documents are safeguarded as required by the transaction agreements            X
-----------------------------------------------------------------------------------------------------------------------------------
1122(d)(4)(iii)       Any additions,  removals or substitutions  to the asset pool are made,  reviewed and approved           X
                      in accordance with any conditions or requirements in the transaction agreements.
-----------------------------------------------------------------------------------------------------------------------------------
1122(d)(4)(iv)        Payments on pool assets,  including  any payoffs,  made in  accordance  with the related pool           X
                      asset  documents are posted to the  Servicer's  obligor  records  maintained no more than two business  days after  receipt,  or such other  number of days  specified  in the  transaction agreements, and allocated to principal,  interest or other items (e.g., escrow) in accordance with the related pool asset documents.
-----------------------------------------------------------------------------------------------------------------------------------
                      The  Servicer's  records  regarding  the pool assets agree with the  Servicer's  records with           X
1122(d)(4)(v)         respect to an obligor's unpaid principal balance.
-----------------------------------------------------------------------------------------------------------------------------------
                      Changes  with  respect  to the  terms or status  of an  obligor's  pool  assets  (e.g.,  loan           X
                      modifications  or  re-agings)  are made,  reviewed  and approved by  authorized  personnel in
1122(d)(4)(vi)        accordance with the transaction agreements and related pool asset documents.
-----------------------------------------------------------------------------------------------------------------------------------
                      Loss mitigation or recovery  actions (e.g.,  forbearance  plans,  modifications  and deeds in           X
                      lieu of foreclosure,  foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance  with the  timeframes or other  requirements  established  by the
1122(d)(4)(vii)       transaction agreements.
-----------------------------------------------------------------------------------------------------------------------------------
                      Records  documenting  collection  efforts  are  maintained  during the period a pool asset is           X
                      delinquent in accordance with the transaction  agreements.  Such records are maintained on at least a monthly basis,  or such other period  specified in the  transaction  agreements,  and describe  the  entity's  activities  in  monitoring  delinquent  pool assets  including,  for example,  phone calls,  letters and payment  rescheduling plans in cases where delinquency is
1122(d)(4)(viii)      deemed temporary (e.g., illness or unemployment).
-----------------------------------------------------------------------------------------------------------------------------------
1122(d)(4)(ix)        Adjustments  to interest  rates or rates of return for pool assets  with  variable  rates are           X
                      computed based on the related pool asset documents.
-----------------------------------------------------------------------------------------------------------------------------------
1122(d)(4)(x)         Regarding  any funds held in trust for an obligor (such as escrow  accounts):  (A) such funds           X
                      are analyzed,  in accordance with the obligor's pool asset  documents,  on at least an annual basis,  or such other period  specified in the transaction  agreements;  (B) interest on such funds is paid, or credited,  to obligors in accordance  with  applicable pool asset documents and state laws;  and (C) such funds are  returned to the obligor  within 30 calendar  days of full  repayment  of the related pool  assets,  or such other number of days  specified in the transaction agreements.
-----------------------------------------------------------------------------------------------------------------------------------
                      Payments  made on behalf of an obligor  (such as tax or  insurance  payments)  are made on or           X
                      before the related  penalty or expiration  dates,  as indicated on the  appropriate  bills or notices for such  payments,  provided  that such support has been received by the servicer at least 30 calendar  days prior to these dates,  or such other number of days  specified in the
1122(d)(4)(xi)        transaction agreements.
-----------------------------------------------------------------------------------------------------------------------------------


                                     J-2
(page)

                      Any late payment  penalties in connection with any payment to be made on behalf of an obligor           X
                      are paid from the  Servicer's  funds and not charged to the obligor,  unless the late payment
1122(d)(4)(xii)       was due to the obligor's error or omission.
-----------------------------------------------------------------------------------------------------------------------------------
                      Disbursements  made on behalf of an  obligor  are  posted  within  two  business  days to the           X
                      obligor's records  maintained by the servicer,  or such other number of days specified in the
1122(d)(4)(xiii)      transaction agreements.
-----------------------------------------------------------------------------------------------------------------------------------
                      Delinquencies,  charge-offs  and  uncollectible  accounts  are  recognized  and  recorded  in           X
1122(d)(4)(xiv)       accordance with the transaction agreements.
-----------------------------------------------------------------------------------------------------------------------------------
                      Any external enhancement or other support,  identified in Item 1114(a)(1) through (3) or Item
1122(d)(4)(xv)        1115 of Regulation AB, is maintained as set forth in the transaction agreements.
-----------------------------------------------------------------------------------------------------------------------------------


                                    [NAME OF OWNER] [NAME OF SUBSERVICER]

                                    Date: _________________________

                                    By:   _________________________
                                    Name:
                                    Title:


                                     J-3
(page)

                                  EXHIBIT K

                    REPORTING DATA FOR REALIZED LOSSES AND GAINS

        Calculation of Realized Loss/Gain Form 332- Instruction Sheet

      NOTE: Do not net or combine items. Show all expenses individually and all credits as separate line items. Claim packages are due within 90 days of liquidation. Late submissions may result in claims not being passed until the following month. The Servicer is responsible to remit all funds pending loss approval and /or resolution of any disputed items.

            The numbers on the 332 form correspond with the numbers listed below.

      Liquidation and Acquisition Expenses:
      1. The Actual Unpaid Principal Balance of the Mortgage Loan. For documentation, an Amortization Schedule from date of default through liquidation breaking out the net interest and servicing fees advanced is required.

      2. The Total Interest Due less the aggregate amount of servicing fee that would have been earned if all delinquent payments had been made as agreed. For documentation, an Amortization Schedule from date of default through liquidation breaking out the net interest and servicing fees advanced is required.
      3. Accrued Servicing Fees based upon the Scheduled Principal Balance of the Mortgage Loan as calculated on a monthly basis. For documentation, an Amortization Schedule from date of default through liquidation breaking out the net interest and servicing fees advanced is required.
      4-12. Complete as applicable.  Required documentation:
                  * For  taxes  and  insurance  advances  - see  page 2 of 332 form - breakdown required showing period
                  of coverage,  base tax,  interest,  penalty.  Advances prior to  default  require  evidence  of  servicer  efforts  to  recover advances.
                   *  For escrow advances - complete payment history
                      (to  calculate   advances  from  last  positive   escrow
            balance forward)
                  * Other  expenses  -  copies of  corporate  advance  history showing all payments
                  *  REO repairs > $1500 require explanation
                  *  REO repairs >$3000 require evidence of at least 2 bids.
                  * Short  Sale or  Charge  Off  require  P&L  supporting  the decision and WFB's approved Officer Certificate
                  * Unusual or extraordinary items may require further documentation.
      13.   The total of lines 1 through 12.
      Credits:

      14-21.      Complete as applicable.  Required documentation:
                  * Copy  of the  HUD 1 from  the  REO  sale.  If a 3rd  Party
            Sale, bid instructions and Escrow Agent / Attorney
                     Letter of Proceeds Breakdown.
                  *  Copy of EOB for any MI or gov't guarantee
                  * All other  credits  need to be clearly  defined on the 332 form
      22.   The total of lines 14 through 21.

      Please Note:      For HUD/VA loans, use line (18a) for Part A/Initial
                  proceeds and line (18b) for Part B/Supplemental proceeds.

      Total Realized Loss (or Amount of Any Gain)


                                     K-1
(page)


      23. The total derived from subtracting line 22 from 13. If the amount represents a realized gain, show the amount in parenthesis
            (   ).

                  Calculation of Realized Loss/Gain Form 332

      Prepared by:  __________________   Date:  _______________
      Phone:  ______________________     Email Address:_____________________

-------------------------------------------------------------------------------
Servicer Loan No.     Servicer Name             Servicer Address

-------------------------------------------------------------------------------

      WELLS FARGO BANK, N.A. Loan No._____________________________

      Borrower's Name: _______________________________________________________

      Property Address:
      -------------------------------------------------------

      Liquidation Type: REO Sale      3rd Party Sale     Short Sale   Charge Off

      Was this loan granted a Bankruptcy deficiency or cramdown    Yes      No
      If "Yes", provide deficiency or cramdown amount __________________________

Prepared by:  __________________    Date:  _______________
Phone:  ________________________    Email Address:_____________________

------------------------   ----------------------------   ----------------------
Servicer Loan No.          Servicer Name                  Servicer Address

------------------------   ----------------------------   ----------------------

WELLS FARGO BANK, N.A. Loan No._____________________________

Borrower's Name: _________________________________________________________

Property Address: _________________________________________________________

Liquidation Type: REO Sale    3rd Party Sale    Short Sale    Charge Off

Was this loan granted a Bankruptcy deficiency or cramdown     Yes       No
If "Yes", provide deficiency or cramdown amount _______________________________

Liquidation and Acquisition Expenses:
(1)  Actual Unpaid Principal Balance of Mortgage Loan     $ ______________  (1)
(2)  Interest accrued at Net Rate                         ________________  (2)
(3)  Accrued Servicing Fees                               ________________  (3)
(4)  Attorney's Fees                                      ________________  (4)
(5)  Taxes (see page 2)                                   ________________  (5)
(6)  Property Maintenance                                 ________________  (6)
(7)  MI/Hazard Insurance Premiums (see page 2)            ________________  (7)
(8)  Utility Expenses                                     ________________  (8)
(9)  Appraisal/BPO                                        ________________  (9)
(10) Property Inspections                                 ________________  (10)
(11) FC Costs/Other Legal Expenses                        ________________  (11)
(12) Other (itemize)                                      ________________  (12)
         Cash for Keys________________________            ________________  (12)
         HOA/Condo Fees_______________________            ________________  (12)
         _____________________________________            ________________  (12)

         Total Expenses                                   $ ______________  (13)
Credits:
(14) Escrow Balance                                       $ ______________  (14)
(15) HIP Refund                                           ________________  (15)
(16) Rental Receipts                                      ________________  (16)
(17) Hazard Loss Proceeds                                 ________________  (17)
(18) Primary Mortgage Insurance / Gov't Insurance         ________________  (18a)
HUD Part A

HUD Part B                                                ________________  (18b)


                                     K-2
(page)

(19) Pool Insurance Proceeds                              ________________  (19)
(20) Proceeds from Sale of Acquired Property              ________________  (20)
(21) Other (itemize)                                      ________________  (21)
     _________________________________________            ________________  (21)

     Total Credits                                        $_______________  (22)
Total Realized Loss (or Amount of Gain)                   $_______________  (23)

Escrow Disbursement Detail

----------------------------------------------------------------------------------------------------------------------
      Type           Date Paid        Period of       Total Paid       Base Amount      Penalties        Interest
   (Tax /Ins.)                        Coverage
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------


                                     K-3




                           EMC MORTGAGE CORPORATION
                                                             Purchaser,

                           SUNTRUST MORTGAGE, INC.

                                                              Company,

                 PURCHASE, WARRANTIES AND SERVICING AGREEMENT
                         Dated as of January 1, 2002

                  (Fixed and Adjustable Rate Mortgage Loans)

(page)

                              TABLE OF CONTENTS


                                  ARTICLE I

Section 1.01         Defined Terms.............................................2

                                  ARTICLE II

Section 2.01         Agreement to Purchase....................................14
Section 2.02         Purchase Price...........................................15
Section 2.03         Servicing of Mortgage Loans..............................15
Section 2.04         Record Title and Possession of Mortgage
                     Files; Maintenance of Servicing Files....................15
Section 2.05         Books and Records........................................16
Section 2.06         Transfer of Mortgage Loans...............................17
Section 2.07         Delivery of Mortgage Loan Documents......................17
Section 2.08         Quality Control Procedures...............................19
Section 2.09         Near-term Principal Prepayments; Near Term
                     Payment Defaults.........................................19
Section 2.10         Modification of Obligations..............................19

                                 ARTICLE III

Section 3.01         Representations and Warranties of the Company............21
Section 3.02         Representations and Warranties as to
                     Individual Mortgage Loans................................24
Section 3.03         Repurchase; Substitution.................................33
Section 3.04         Representations and Warranties of the
                     Purchaser................................................35

                                  ARTICLE IV

Section 4.01         Company to Act as Servicer...............................36
Section 4.02         Collection of Mortgage Loan Payments.....................39
Section 4.03         Realization Upon Defaulted Mortgage Loans................40
Section 4.04         Establishment of Custodial Accounts;
                     Deposits in Custodial Accounts...........................41
Section 4.05         Permitted Withdrawals from the
                     Custodial Account........................................42
Section 4.06         Establishment of Escrow Accounts;
                     Deposits in Escrow Accounts..............................43
Section 4.07         Permitted Withdrawals From Escrow Account................44
Section 4.08         Payment of Taxes, Insurance and Other
                     Charges; Maintenance of Primary Mortgage
                     Insurance Policies; Collections Thereunder...............45


                                       ii
(page)

Section 4.09         Transfer of Accounts.....................................46
Section 4.10         Maintenance of Hazard Insurance..........................46
Section 4.11         Maintenance of Mortgage Impairment
                     Insurance Policy.........................................47
Section 4.12         Fidelity Bond, Errors and Omissions
                     Insurance................................................48
Section 4.13         Title, Management and Disposition of REO
                     Property.................................................48
Section 4.14         Notification of Maturity Date............................50

                                  ARTICLE V

Section 5.01         Distributions............................................50
Section 5.02         Statements to the Purchaser..............................51
Section 5.03         Monthly Advances by the Company..........................53
Section 5.04         Liquidation Reports......................................53

                                  ARTICLE VI

Section 6.01         Assumption Agreements....................................53
Section 6.02         Satisfaction of Mortgages and Release of
                     Mortgage Files...........................................54
Section 6.03         Servicing Compensation...................................55
Section 6.04         Annual Statement as to Compliance........................56
Section 6.05         Annual Independent Certified Public
                     Accountants' Servicing Report............................56
Section 6.06         Purchaser's Right to Examine Company Records.............56

                                 ARTICLE VII

Section 7.01         Company Shall Provide Information as
                     Reasonably Required......................................57

                                 ARTICLE VIII

Section 8.01         Indemnification; Third Party Claims......................58
Section 8.02         Merger or Consolidation of the Company...................58
Section 8.03         Limitation on Liability of the Company and
                     Others...................................................59
Section 8.04         Company Not to Assign or Resign..........................59
Section 8.05         No Transfer of Servicing.................................59


                                      iii
(page)

                                  ARTICLE IX

Section 9.01         Events of Default........................................61
Section 9.02         Waiver of Defaults.......................................62

                                  ARTICLE X

Section 10.01        Termination..............................................62

                                  ARTICLE XI

Section 11.01        Successor to the Company.................................63
Section 11.02        Amendment................................................64
Section 11.03        [Reserved]...............................................65
Section 11.04        Governing Law............................................65
Section 11.05        Notices..................................................65
Section 11.06        Severability of Provisions...............................66
Section 11.07        Exhibits.................................................66
Section 11.08        General Interpretive Principles..........................66
Section 11.09        Reproduction of Documents................................67
Section 11.10        Confidentiality of Information...........................67
Section 11.11        Recordation of Assignment of Mortgage....................67
Section 11.12        Assignment by Purchaser..................................68
Section 11.13        No Partnership...........................................68
Section 11.14        Execution: Successors and Assigns........................68
Section 11.15        Entire Agreement.........................................68
Section 11.16        No Solicitation..........................................68
Section 11.17        Closing..................................................69
Section 11.18        Cooperation of Company with Reconstitution...............70

EXHIBITS
   A                   Contents of Mortgage File
   B                   Custodial Account Letter Agreement
   C                   Escrow Account Letter Agreement
   D                   Form of Assignment, Assumption and Recognition
                       Agreement
   E                   Form of Trial Balance
   F                   [reserved]
   G                   Request for Release of Documents and Receipt
   H                   Company's Underwriting Guidelines
   I                   Form of Term Sheet


                                       iv
(page)

      This is a Purchase, Warranties and Servicing Agreement, dated as of January 1, 2002 and is executed between EMC MORTGAGE CORPORATION, as Purchaser, with offices located at Mac Arthur Ridge II, 909 Hidden Ridge Drive, Suite 200, Irving, Texas 75038 (the "Purchaser"), and SunTrust Mortgage, Inc., with offices located at 901 Semmes Avenue, Richmond, Virginia 23224 (the "Company").

                            W I T N E S S E T H :

      WHEREAS, the Purchaser has heretofore agreed to purchase from the Company and the Company has heretofore agreed to sell to the Purchaser, from time to time, certain Mortgage Loans on a servicing retained basis;

      WHEREAS, each of the Mortgage Loans is secured by a mortgage, deed of trust or other security instrument creating a first lien on a residential dwelling located in the jurisdiction indicated on the Mortgage Loan Schedule, which is annexed to the related Term Sheet; and

      WHEREAS, the Purchaser and the Company wish to prescribe the representations and warranties of the Company with respect to itself and the Mortgage Loans and the management, servicing and control of the Mortgage Loans;

      NOW, THEREFORE, in consideration of the mutual agreements hereinafter set forth, and for other good and valuable consideration, the receipt and adequacy of which is hereby acknowledged, the Purchaser and the Company agree as follows:

(page)

                                  ARTICLE I

                                 DEFINITIONS

      Section 1.01  Defined Terms.

      Whenever used in this Agreement, the following words and phrases, unless the context otherwise requires, shall have the following meaning specified in this Article:

      Accepted Servicing Practices: With respect to any Mortgage Loan, those mortgage servicing practices (including collection procedures) of prudent mortgage banking institutions which service mortgage loans of the same type as such Mortgage Loan in the jurisdiction where the related Mortgaged Property is located, and which are in accordance with Fannie Mae servicing practices and procedures, for MBS pool mortgages, as defined in the Fannie Mae Guides including future updates.

      Adjustment Date: As to each adjustable rate Mortgage Loan, the date on which the Mortgage Interest Rate is adjusted in accordance with the terms of the related Mortgage Note.

      Agreement: This Purchase, Warranties and Servicing Agreement including all exhibits hereto, amendments hereof and supplements hereto.

      Appraised Value: With respect to any Mortgaged Property, the value thereof as determined by an appraisal made for the originator of the Mortgage Loan at the time of origination of the Mortgage Loan by an appraiser who met the requirements of the Company and Fannie Mae.

      Assignment: An individual assignment of the Mortgage, notice of transfer or equivalent instrument, in recordable form, sufficient under the laws of the jurisdiction wherein the related Mortgaged Property is located to reflect of record the sale or transfer of the Mortgage Loan.

      BIF:  The Bank Insurance Fund, or any successor thereto.

      Business Day: Any day other than: (i) a Saturday or Sunday, or (ii) a legal holiday in the State of New York or Virginia, or (iii) a day on which banks in the State of New York or Virginia are authorized or obligated by law or executive order to be closed.

      Closing Date: With respect to any Mortgage Loan, the date stated on the related Term Sheet.

      Code: The Internal Revenue Code of 1986, or any successor statute thereto.

(page)

      Company: SunTrust Mortgage, Inc., their successors in interest and assigns, as permitted by this Agreement.

      Company's Officer's Certificate: A certificate signed by the Chairman of the Board, President, any Vice President or Treasurer of Company stating the date by which Company expects to receive any missing documents sent for recording from the applicable recording office.

      Condemnation Proceeds: All awards or settlements in respect of a Mortgaged Property, whether permanent or temporary, partial or entire, by exercise of the power of eminent domain or condemnation, to the extent not required to be released to a Mortgagor in accordance with the terms of the related Mortgage Loan Documents.

      Confirmation: The trade confirmation letter between the Purchaser and the Company which relates to the Mortgage Loans.

      Co-op Lease: With respect to a Co-op Loan, the lease with respect to a dwelling unit occupied by the Mortgagor and relating to the stock allocated to the related dwelling unit.

      Co-op Loan: A Mortgage Loan secured by the pledge of stock allocated to a dwelling unit in a residential cooperative housing corporation and a collateral assignment of the related Co-op Lease.

      Current Appraised Value: With respect to any Mortgaged Property, the value thereof as determined by an appraisal made for the Company (by an appraiser who met the requirements of the Company and Fannie Mae) at the request of a Mortgagor for the purpose of canceling a Primary Mortgage
Insurance Policy in accordance with federal, state and local laws and regulations or otherwise made at the request of the Company or Mortgagor.

      Current LTV:      The  ratio  of  the  Stated  Principal  Balance  of  a
Mortgage Loan to the Current Appraised Value of the Mortgaged Property.

      Custodial Account: Each separate demand account or accounts created and maintained pursuant to Section 4.04 which shall be entitled "[_____________________], in trust for the [Purchaser], Owner of Adjustable Rate Mortgage Loans" and shall be established in an Eligible Account, in the name of the Person that is the "Purchaser" with respect to the related Mortgage Loans.

      Custodian: With respect to any Mortgage Loan, the entity stated on the related Term Sheet, and its successors and assigns, as custodian for the Purchaser.

      Cut-off Date: With respect to any Mortgage Loan, the date stated on the related Term Sheet.

      Determination Date: The 15th day (or if such 15th day is not a Business Day, the Business Day immediately preceding such 15th day) of the month of the related Remittance Date.


                                       3
(page)

      Due Date: The day of the month on which the Monthly Payment is due on a Mortgage Loan, exclusive of any days of grace, which is the first day of the month.

      Due Period: With respect to any Remittance Date, the period commencing on the second day of the month preceding the month of such Remittance Date and ending on the first day of the month of the Remittance Date.

      Eligible Account: An account established and maintained: (i) within FDIC insured accounts created, maintained and monitored by the Company so that all funds deposited therein are fully insured, or (ii) as a trust account with the corporate trust department of a depository institution or trust company organized under the laws of the United States of America or any one of the states thereof or the District of Columbia which is not affiliated with the Company (or any sub-servicer) or (iii) with an entity which is an institution whose deposits are insured by the FDIC, the unsecured and uncollateralized long-term debt obligations of which shall be rated "A2" or higher by Standard & Poor's and "A" or higher by Fitch, Inc. or one of the two highest short-term ratings by any applicable Rating Agency, and which is either (a) a federal savings association duly organized, validly existing and in good standing under the federal banking laws, (b) an institution duly organized, validly existing and in good standing under the applicable banking laws of any state, (c) a national banking association under the federal banking laws, or (d) a principal subsidiary of a bank holding company, or
(iv) if ownership of the Mortgage Loans is evidenced by mortgaged-backed securities, the equivalent required ratings of each Rating Agency, and held such that the rights of the Purchaser and the owner of the Mortgage Loans shall be fully protected against the claims of any creditors of the Company (or any sub-servicer) and of any creditors or depositors of the institution in which such account is maintained or (v) in a separate non-trust account without FDIC or other insurance in an Eligible Institution. In the event that a Custodial Account is established pursuant to clause (iii), (iv) or (v) of the preceding sentence, the Company shall provide the Purchaser with written notice on the Business Day following the date on which the applicable institution fails to meet the applicable ratings requirements.

      Eligible Institution:  SunTrust Mortgage, Inc., or an institution having
(i) the highest short-term debt rating, and one of the two highest long-term debt ratings of each Rating Agency; or (ii) with respect to any Custodial Account, an unsecured long-term debt rating of at least one of the two highest unsecured long-term debt ratings of each Rating Agency.

      Equity Take-Out Refinanced Mortgage Loan: A Refinanced Mortgage Loan the proceeds of which were in excess of the outstanding principal balance of the existing mortgage loan as defined in the Fannie Mae Guide(s).

      Escrow Account: Each separate trust account or accounts created and maintained pursuant to Section 4.06 which shall be entitled "__________________, in trust for the [Purchaser], Owner of Adjustable Rate Mortgage Loans, and various Mortgagors" and shall be established in an Eligible Account, in the name of the Person that is the "Purchaser" with respect to the related Mortgage Loans.


                                       4
(page)

      Escrow Payments: With respect to any Mortgage Loan, the amounts constituting ground rents, taxes, assessments, water rates, sewer rents, municipal charges, mortgage insurance premiums, fire and hazard insurance premiums, condominium charges, and any other payments required to be escrowed by the Mortgagor with the mortgagee pursuant to the Mortgage or any other document.

      Event  of  Default:   Any  one  of  the   conditions  or   circumstances
enumerated in Section 9.01.

      Fannie Mae: The Federal National Mortgage Association, or any successor thereto.

      Fannie Mae Guide(s): The Fannie Mae Selling Guide and the Fannie Mae Servicing Guide and all amendments or additions thereto.

      FDIC: The Federal Deposit Insurance Corporation, or any successor thereto.

      FHLMC: The Federal Home Loan Mortgage Corporation, or any successor thereto.

      FHLMC Guide: The FHLMC Single Family Seller/Servicer Guide and all amendments or additions thereto.

      Fidelity Bond: A fidelity bond to be maintained by the Company pursuant to Section 4.12.

      FIRREA: The Financial Institutions Reform, Recovery, and Enforcement Act of 1989.

      GAAP: Generally accepted accounting principles, consistently applied.

      HUD: The United States Department of Housing and Urban Development or any successor.

      Index: With respect to any adjustable rate Mortgage Loan, the index identified on the Mortgage Loan Schedule and set forth in the related Mortgage Note for the purpose of calculating the interest rate thereon.

      Initial Rate Cap: As to each adjustable rate Mortgage Loan, where applicable, the maximum increase or decrease in the Mortgage Interest Rate on the first Adjustment Date.

      Insurance Proceeds: With respect to each Mortgage Loan, proceeds of insurance policies insuring the Mortgage Loan or the related Mortgaged Property.

      Lifetime Rate Cap: As to each adjustable rate Mortgage Loan, the maximum Mortgage Interest Rate over the term of such Mortgage Loan.


                                       5
(page)

      Liquidation Proceeds: Cash received in connection with the liquidation of a defaulted Mortgage Loan, whether through the sale or assignment of such Mortgage Loan, trustee's sale, foreclosure sale or otherwise.

      Loan-to-Value Ratio or LTV: With respect to any Mortgage Loan, the ratio of the original outstanding principal amount of the Mortgage Loan, to
(i) the Appraised Value of the Mortgaged Property as of the Origination Date with respect to a Refinanced Mortgage Loan, and (ii) the lesser of the Appraised Value of the Mortgaged Property as of the Origination Date or the purchase price of the Mortgaged Property with respect to all other Mortgage Loans.

      Margin: With respect to each adjustable rate Mortgage Loan, the fixed percentage amount set forth in each related Mortgage Note which is added to the Index in order to determine the related Mortgage Interest Rate, as set forth in the Mortgage Loan Schedule.

      Monthly Advance: The aggregate of the advances made by the Company on any Remittance Date pursuant to Section 5.03.

      Monthly  Payment:   The  scheduled  monthly  payment  of  principal  and
interest on a Mortgage Loan which is payable by a Mortgagor under the related Mortgage Note.

      Mortgage: The mortgage, deed of trust or other instrument securing a Mortgage Note which creates a first lien on an unsubordinated estate in fee simple in real property securing the Mortgage Note.

      Mortgage File: The mortgage documents pertaining to a particular Mortgage Loan which are specified in Exhibit A hereto and any additional documents required to be added to the Mortgage File pursuant to this Agreement.

      Mortgage Impairment Insurance Policy: A mortgage impairment or blanket hazard insurance policy as required by Section 4.11.

      Mortgage Interest Rate: The annual rate at which interest accrues on any Mortgage Loan, which may be adjusted from time to time for an adjustable rate Mortgage Loan, in accordance with the provisions of the related Mortgage Note.

      Mortgage Loan: An individual mortgage loan which is the subject of this Agreement, each Mortgage Loan originally sold and subject to this Agreement being identified on the Mortgage Loan Schedule attached to the related Term Sheet, which Mortgage Loan includes without limitation the Mortgage File, the Monthly Payments, Principal Prepayments, Liquidation Proceeds, Condemnation Proceeds, Insurance Proceeds, REO Disposition Proceeds, and all other rights, benefits, proceeds and obligations arising from or in connection with such Mortgage Loan, excluding replaced or repurchased mortgage loans.

      Mortgage Loan Documents:  The documents listed in Exhibit A.


                                       6
(page)

      Mortgage Loan Remittance Rate: With respect to each Mortgage Loan, the annual rate of interest remitted to the Purchaser, which shall be equal to the Mortgage Interest Rate minus the Servicing Fee Rate.

      Mortgage Loan Schedule: The schedule of Mortgage Loans annexed to the related Term Sheet, such schedule setting forth the following information with respect to each Mortgage Loan in the related Mortgage Loan Package:

      (1)   the Company's Mortgage Loan identifying number;

      (2)   the Mortgagor's first and last name;

      (3) the street address of the Mortgaged Property including the city, state and zip code;

      (4)   a   code   indicating    whether   the   Mortgaged   Property   is
owner-occupied, a second home or an investor property;

      (5)   the  type  of  residential  property  constituting  the  Mortgaged
Property;

      (6)   the original months to maturity of the Mortgage Loan;

      (7) the remaining months to maturity from the related Cut-off Date, based on the original amortization schedule and, if different, the maturity expressed in the same manner but based on the actual amortization schedule;

      (8) the Sales Price, if applicable, Appraised Value and Loan-to-Value Ratio, at origination;

      (9) the Mortgage Interest Rate as of origination and as of the related Cut-off Date; with respect to each adjustable rate Mortgage Loan, the initial Adjustment Date, the next Adjustment Date immediately following the related Cut-off Date, the Index, the Margin, the Initial Rate Cap, if any, Periodic Rate Cap, if any, minimum Mortgage Interest Rate under the terms of the Mortgage Note and the Lifetime Rate Cap;

      (10)  the Origination Date of the Mortgage Loan;

      (11)  the stated maturity date;

      (12)  the amount of the Monthly Payment at origination;

      (13)  the amount of the Monthly Payment as of the related  Cut-off Date;

      (14)  the original principal amount of the Mortgage Loan;


                                       7
(page)

      (15) the scheduled Stated Principal Balance of the Mortgage Loan as of the close of business on the related Cut-off Date, after deduction of payments of principal due on or before the related Cut-off Date whether or not collected;

      (16) a code indicating the purpose of the Mortgage Loan (i.e., purchase, rate and term refinance, equity take-out refinance);

      (17)  a  code   indicating   the   documentation   style   (i.e.   full,
alternative, etc.);

      (18) the number of times during the twelve (12) month period preceding the related Closing Date that any Monthly Payment has been received after the month of its scheduled due date;

      (19)  the date on which the first payment is or was due;

      (20) a code indicating whether or not the Mortgage Loan is the subject of a Primary Mortgage Insurance Policy and the name of the related insurance carrier;

      (21) a code indicating whether or not the Mortgage Loan is currently convertible and the conversion spread;

      (22) the last Due Date on which a Monthly Payment was actually applied to the unpaid principal balance of the Mortgage Loan.

      (23)  product type (i.e. fixed, adjustable, 3/1, 5/1, etc.);

      (24)  credit score and/or mortgage score, if applicable;

      (25) a code indicating whether or not the Mortgage Loan is the subject of a Lender Primary Mortgage Insurance Policy and the name of the related insurance carrier and the Lender Paid Mortgage Insurance Rate;

      (26) a code indicating whether or not the Mortgage Loan has a prepayment penalty and if so, the amount and term thereof;

      (27) a code indicating whether or not the Mortgage Loan is subject to a buydown agreement or contains any buydown provisions;

      (28) a code indicating whether or not the Mortgage Loan is secured by an interest in a leasehold estate; and

      (29) the Current Appraised Value of the Mortgage Loan and Current LTV, if applicable.


                                       8
(page)

      With respect to the Mortgage Loans in the aggregate, the Mortgage Loan Schedule attached to the related Term Sheet shall set forth the following information, as of the related Cut-off Date:

      (1)   the number of Mortgage Loans;

      (2)   the  current  aggregate   outstanding  principal  balance  of  the
Mortgage Loans;

      (3)   the  weighted  average  Mortgage  Interest  Rate  of the  Mortgage
Loans;

      (4)   the weighted average maturity of the Mortgage Loans; and

      (5)   the weighted average months to next Adjustment Date;

      Mortgage Note: The note or other evidence of the indebtedness of a Mortgagor secured by a Mortgage.

      Mortgaged Property: The underlying real property securing repayment of a Mortgage Note, consisting of a single parcel of real estate considered to be real estate under the laws of the state in which such real property is located which may include condominium units and planned unit developments, improved by a residential dwelling; except that with respect to real property located in jurisdictions in which the use of leasehold estates for residential properties is a widely-accepted practice, a leasehold estate of the Mortgage, the term of which is equal to or longer than the term of the Mortgage.

      Mortgagor:  The obligor on a Mortgage Note.

      OCC: Office of the Comptroller of the Currency, its successors and assigns.

      Officers' Certificate: A certificate signed by the Chairman of the Board, the Vice Chairman of the Board, the President, a Senior Vice President or a Vice President or by the Treasurer or the Secretary or one of the Assistant Treasurers or Assistant Secretaries of the Company, and delivered to the Purchaser as required by this Agreement.

      Opinion of Counsel: A written opinion of counsel, who may be an employee of the party on behalf of whom the opinion is being given, reasonably acceptable to the Purchaser.

      Origination Date: The date on which a Mortgage Loan funded, which date shall not, in connection with a Refinanced Mortgage Loan, be the date of the funding of the debt being refinanced, but rather the closing of the debt currently outstanding under the terms of the Mortgage Loan Documents.

      OTS:  Office of Thrift Supervision, its successors and assigns.


                                       9
(page)

      Periodic Rate Cap: As to each adjustable rate Mortgage Loan, the maximum increase or decrease in the Mortgage Interest Rate on any Adjustment Date, as set forth in the related Mortgage Note and the related Mortgage Loan Schedule.

      Permitted Investments: Any one or more of the following obligations or securities:

            (i) direct obligations of, and obligations fully guaranteed by the United States of America or any agency or instrumentality of the United States of America the obligations of which are backed by the full faith and credit of the United States of America;

            (ii) (a) demand or time deposits, federal funds or bankers' acceptances issued by any depository institution or trust company incorporated under the laws of the United States of America or any state thereof and subject to supervision and examination by federal and/or state banking authorities, provided that the commercial paper and/or the short-term deposit rating and/or the long-term unsecured debt obligations or deposits of such depository institution or trust company at the time of such investment or contractual commitment providing for such investment are rated in one of the two highest rating categories by each Rating Agency and (b) any other demand or time deposit or certificate of deposit that is fully insured by the FDIC;

            (iii)  repurchase  obligations  with a term not to  exceed  thirty
            (30) days and with respect to (a) any security described in clause (i) above and entered into with a depository institution or trust company (acting as principal) described in clause
            (ii)(a) above;

            (iv) securities bearing interest or sold at a discount issued by any corporation incorporated under the laws of the United States of America or any state thereof that are rated in one of the two highest rating categories by each Rating Agency at the time of such investment or contractual commitment providing for such investment; provided, however, that securities issued by any particular corporation will not be Permitted Investments to the extent that investments therein will cause the then outstanding principal amount of securities issued by such corporation and held as Permitted Investments to exceed 10% of the aggregate outstanding principal balances of all of the Mortgage Loans and Permitted Investments;

            (v) commercial paper (including both non-interest-bearing discount obligations and interest-bearing obligations payable on demand or on a specified date not more than one year after the date of issuance thereof) which are rated in one of the two highest rating categories by each Rating Agency at the time of such investment;

            (vi) any other demand, money market or time deposit, obligation, security or investment as may be acceptable to each Rating Agency as evidenced in writing by each Rating Agency; and


                                       10
(page)

            (vii) any money market funds the collateral of which consists of obligations fully guaranteed by the United States of America or any agency or instrumentality of the United States of America the obligations of which are backed by the full faith and credit of the United States of America (which may include repurchase obligations secured by collateral described in clause (i)) and other securities and which money market funds are rated in one of the two highest rating categories by each Rating Agency.

provided, however, that no instrument or security shall be a Permitted Investment if such instrument or security evidences a right to receive only interest payments with respect to the obligations underlying such instrument or if such security provides for payment of both principal and interest with a yield to maturity in excess of 120% of the yield to maturity at par or if such investment or security is purchased at a price greater than par.

      Person:  Any  individual,   corporation,   partnership,  joint  venture,
association, joint-stock company, limited liability company, trust, unincorporated organization or government or any agency or political subdivision thereof.

      Prepayment Interest Shortfall: With respect to any Remittance Date, for each Mortgage Loan that was the subject of a Principal Prepayment during the related Prepayment Period, an amount equal to the excess of one month's interest at the applicable Mortgage Loan Remittance Rate on the amount of such Principal Prepayment over the amount of interest (adjusted to the Mortgage Loan Remittance Rate) actually paid by the related Mortgagor with respect to such Prepayment Period.

      Prepayment Period:      With  respect  to  any   Remittance   Date,  the
calendar month preceding the month in which such Remittance Date occurs.

      Primary Mortgage Insurance Policy: Each primary policy of mortgage insurance represented to be in effect pursuant to Section 3.02(hh), or any replacement policy therefor obtained by the Company pursuant to Section 4.08.

      Prime Rate: The prime rate announced to be in effect from time to time as published as the average rate in the Wall Street Journal (Northeast Edition).

      Principal Prepayment: Any payment or other recovery of principal on a Mortgage Loan full or partial which is received in advance of its scheduled Due Date, including any prepayment penalty or premium thereon and which is not accompanied by an amount of interest representing scheduled interest due on any date or dates in any month or months subsequent to the month of prepayment.

      Purchase Price:  As defined in Section 2.02.

      Purchaser: EMC Mortgage Corporation, its successors in interest and assigns.


                                       11
(page)

      Qualified Appraiser: An appraiser, duly appointed by the Company, who had no interest, direct or indirect in the Mortgaged Property or in any loan made on the security thereof, and whose compensation is not affected by the approval or disapproval of the Mortgage Loan, and such appraiser and the appraisal made by such appraiser both satisfy the requirements of Title XI of FIRREA and the regulations promulgated thereunder and the requirements of Fannie Mae, all as in effect on the date the Mortgage Loan was originated.

      Qualified Insurer: An insurance company duly qualified as such under the laws of the states in which the Mortgaged Properties are located, duly authorized and licensed in such states to transact the applicable insurance business and to write the insurance provided, approved as an insurer by Fannie Mae or FHLMC.

      Rating Agency: Standard & Poor's, Fitch, Inc. or, in the event that some or all of the ownership of the Mortgage Loans is evidenced by mortgage-backed securities, the nationally recognized rating agencies issuing ratings with respect to such securities, if any.

      Refinanced Mortgage Loan: A Mortgage Loan which was made to a Mortgagor who owned the Mortgaged Property prior to the origination of such Mortgage Loan and the proceeds of which were used in whole or part to satisfy an existing mortgage.

      REMIC: A "real estate mortgage investment conduit," as such term is defined in Section 860D of the Code.

      REMIC Provisions: The provisions of the federal income tax law relating to REMICs, which appear at Sections 860A through 860G of the Code, and the related provisions and regulations promulgated thereunder, as the foregoing may be in effect from time to time.

      Remittance Date: The 18th day of any month, beginning with the First Remittance Date, or if such 18th day is not a Business Day, the first Business Day immediately preceding such 18th day.

      REO Disposition:  The final sale by the Company of any REO Property.

      REO Disposition Proceeds: Amounts received by the Company in connection with a related REO Disposition.

      REO Property: A Mortgaged Property acquired by the Company on behalf of the Purchaser as described in Section 4.13.

      Repurchase  Price:  With respect to any Mortgage  Loan, a price equal to
(i) the product of the greater of 100% or the percentage of par as stated in the Confirmation multiplied by the Stated Principal Balance of such Mortgage Loan on the repurchase date, plus (ii) interest on such outstanding principal balance at the Mortgage Loan Remittance Rate from the last date through which interest has been paid and distributed to the Purchaser to the end of the month of repurchase, plus, (iii) third party expenses incurred in connection with the transfer of the Mortgage Loan being repurchased; less amounts received or advanced in respect of such repurchased Mortgage Loan which are being held in the Custodial Account for distribution in the month of repurchase.


                                       12
(page)

      SAIF:  The Savings Association Insurance Fund, or any successor thereto.

      Servicing Advances: All customary, reasonable and necessary "out of pocket" costs and expenses (including reasonable attorneys' fees and disbursements) incurred in the performance by the Company of its servicing obligations, including, but not limited to, the cost of (a) the preservation, restoration and protection of the Mortgaged Property, (b) any enforcement, administrative or judicial proceedings, or any legal work or advice specifically related to servicing the Mortgage Loans, including but not limited to, foreclosures, bankruptcies, condemnations, drug seizures, elections, foreclosures by subordinate or superior lienholders, and other legal actions incidental to the servicing of the Mortgage Loans (provided that such expenses are reasonable and that the Company specifies the Mortgage Loan(s) to which such expenses relate and, upon Purchaser's request, provides documentation supporting such expense (which documentation would be acceptable to Fannie Mae), and provided further that any such enforcement, administrative or judicial proceeding does not arise out of a breach of any representation, warranty or covenant of the Company hereunder), (c) the management and liquidation of the Mortgaged Property if the Mortgaged Property is acquired in full or partial satisfaction of the Mortgage, (d) taxes, assessments, water rates, sewer rates and other charges which are or may become a lien upon the Mortgaged Property, and Primary Mortgage Insurance Policy premiums and fire and hazard insurance coverage, (e) any expenses reasonably sustained by the Company with respect to the liquidation of the Mortgaged Property in accordance with the terms of this Agreement and (f) compliance with the obligations under Section 4.08.

      Servicing Fee: With respect to each Mortgage Loan, the amount of the annual fee the Purchaser shall pay to the Company, which shall, for a period of one full month, be equal to one-twelfth of the product of (a) the Servicing Fee Rate and (b) the outstanding principal balance of such Mortgage Loan. Such fee shall be payable monthly, computed on the basis of the same principal amount and period respecting which any related interest payment on a Mortgage Loan is computed. The obligation of the Purchaser to pay the Servicing Fee is limited to, and the Servicing Fee is payable solely from, the interest portion of such Monthly Payment collected by the Company, or as otherwise provided under Section 4.05 and in accordance with the Fannie Mae Guide(s). Any fee payable to the Company for administrative services related to any REO Property as described in Section 4.13 shall be payable from Liquidation Proceeds of the related REO Property.

      Servicing Fee Rate:  As set forth in the Term Sheet.

      Servicing File: With respect to each Mortgage Loan, the file retained by the Company consisting of originals of all documents in the Mortgage File which are not delivered to the Purchaser and copies of the Mortgage Loan Documents listed in Exhibit A, the originals of which are delivered to the Purchaser or its designee pursuant to Section 2.04.


                                       13
(page)

      Servicing Officer: Any officer of the Company involved in, or responsible for, the administration and servicing of the Mortgage Loans whose name appears on a list of servicing officers furnished by the Company to the Purchaser upon request, as such list may from time to time be amended.

      Stated Principal Balance: As to each Mortgage Loan as of any date of determination, (i) the principal balance of such Mortgage Loan at the Cut-off Date after giving effect to payments of principal due on or before such date, whether or not received, minus (ii) all amounts previously distributed to the Purchaser with respect to the Mortgage Loan representing payments or recoveries of principal or advances in lieu thereof.

      Subservicer:  Any subservicer  which is subservicing  the Mortgage Loans
pursuant  to  a  Subservicing  Agreement.   Any  subservicer  shall  meet  the
qualifications set forth in Section 4.01.

      Subservicing   Agreement:   An  agreement  between  the  Company  and  a
Subservicer, if any, for the servicing of the Mortgage Loans.

            Term Sheet: A supplemental agreement in the form attached hereto as Exhibit I which shall be executed and delivered by the Company and the Purchaser to provide for the sale and servicing pursuant to the terms of this Agreement of the Mortgage Loans listed on Schedule I attached thereto, which supplemental agreement shall contain certain specific information relating to such sale of such Mortgage Loans and may contain additional covenants relating to such sale of such Mortgage Loans.

                                  ARTICLE II

           PURCHASE OF MORTGAGE LOANS; SERVICING OF MORTGAGE LOANS;
                RECORD TITLE AND POSSESSION OF MORTGAGE FILES;
                   BOOKS AND RECORDS; CUSTODIAL AGREEMENT;
                     DELIVERY OF MORTGAGE LOAN DOCUMENTS

      Section 2.01      Agreement to Purchase.

      The Company agrees to sell and the Purchaser agrees to purchase the Mortgage Loans having an aggregate Stated Principal Balance on the related Cut-off Date set forth in the related Term Sheet in an amount as set forth in the Confirmation, or in such other amount as agreed by the Purchaser and the Company as evidenced by the actual aggregate Stated Principal Balance of the Mortgage Loans accepted by the Purchaser on the related Closing Date, with servicing retained by the Company. The Company shall deliver the related Mortgage Loan Schedule attached to the related Term Sheet for the Mortgage Loans to be purchased on the related Closing Date to the Purchaser at least two (2) Business Days prior to the related Closing Date. The Mortgage Loans shall be sold pursuant to this Agreement, and the related Term Sheet shall be executed and delivered on the related Closing Date.


                                       14
(page)

      Section 2.02      Purchase Price.

      The Purchase Price for each Mortgage Loan shall be the percentage of par as stated in the Confirmation (subject to adjustment as provided therein), multiplied by the Stated Principal Balance, as of the related Cut-off Date, of the Mortgage Loan listed on the related Mortgage Loan Schedule attached to the related Term Sheet, after application of scheduled payments of principal due on or before the related Cut-off Date whether or not collected.

      In addition to the Purchase Price as described above, the Purchaser shall pay to the Company, at closing, accrued interest on the Stated Principal Balance of each Mortgage Loan as of the related Cut-off Date at the Mortgage Loan Remittance Rate of each Mortgage Loan from the related Cut-off Date through the day prior to the related Closing Date, inclusive.

      The Purchase Price plus accrued interest as set forth in the preceding paragraph shall be paid on the related Closing Date by wire transfer of immediately available funds.

       Purchaser shall be entitled to (1) all scheduled principal due after the related Cut-off Date, (2) all other recoveries of principal collected on or after the related Cut-off Date (provided, however, that all scheduled payments of principal due on or before the related Cut-off Date and collected by the Company or any successor servicer after the related Cut-off Date shall belong to the Company), and (3) all payments of interest on the Mortgage
Loans net of applicable Servicing Fees (minus that portion of any such payment which is allocable to the period prior to the related Cut-off Date). The outstanding principal balance of each Mortgage Loan as of the related Cut-off Date is determined after application of payments of principal due on or before the related Cut-off Date whether or not collected, together with any unscheduled principal prepayments collected prior to the related Cut-off Date; provided, however, that payments of scheduled principal and interest prepaid for a Due Date beyond the related Cut-off Date shall not be applied to the principal balance as of the related Cut-off Date. Such prepaid amounts shall be the property of the Purchaser. The Company shall deposit any such prepaid amounts into the Custodial Account, which account is established for the benefit of the Purchaser for subsequent remittance by the Company to the Purchaser.

      Section 2.03      Servicing of Mortgage Loans.

      Simultaneously with the execution and delivery of each Term Sheet, the Company does hereby agree to directly service the Mortgage Loans listed on the related Mortgage Loan Schedule attached to the related Term Sheet subject to the terms of this Agreement and the related Term Sheet. The rights of the Purchaser to receive payments with respect to the related Mortgage Loans shall be as set forth in this Agreement.

      Section 2.04      Record  Title  and   Possession  of  Mortgage   Files;
                  Maintenance of Servicing Files.


                                       15
(page)

      As of the related Closing Date, the Company sold, transferred, assigned, set over and conveyed to the Purchaser, without recourse, and the Company hereby acknowledges that the Purchaser has, but subject to the terms of this Agreement and the related Term Sheet, all the right, title and interest of the Company in and to the Mortgage Loans. Company will deliver the Mortgage Files to the Custodian designated by Purchaser, on or before the related Closing Date, at the expense of the Company. The Company shall maintain a Servicing File consisting of a copy of the contents of each Mortgage File and the originals of the documents in each Mortgage File not delivered to the Purchaser. The Servicing File shall contain all documents necessary to service the Mortgage Loans. The possession of each Servicing File by the Company is at the will of the Purchaser, for the sole purpose of servicing the related Mortgage Loan, and such retention and possession by the Company is in a custodial capacity only. From the related Closing Date, the ownership of each Mortgage Loan, including the Mortgage Note, the Mortgage, the contents of the related Mortgage File and all rights, benefits, proceeds and obligations arising therefrom or in connection therewith, has been vested in the Purchaser. All rights arising out of the Mortgage Loans including, but not limited to, all funds received on or in connection with the Mortgage Loans and all records or documents with respect to the Mortgage Loans prepared by or which come into the possession of the Company shall be received and held by the Company in trust for the benefit of the Purchaser as the owner of the Mortgage Loans. Any portion of the Mortgage Files retained by the Company shall be appropriately identified in the Company's computer system to clearly reflect the ownership of the Mortgage Loans by the Purchaser. The Company shall release its custody of the contents of the Mortgage Files only in accordance with written instructions of the Purchaser, except when such release is required as incidental to the Company's servicing of the Mortgage Loans or is in connection with a repurchase of any Mortgage Loan or Loans with respect thereto pursuant to this Agreement and the related Term Sheet, such written instructions shall not be required.

      Section 2.05       Books and Records.

      The sale of each Mortgage Loan has been reflected on the Company's balance sheet and other financial statements as a sale of assets by the Company. The Company shall be responsible for maintaining, and shall maintain, a complete set of books and records for the Mortgage Loans that shall be appropriately identified in the Company's computer system to clearly reflect the ownership of the Mortgage Loan by the Purchaser. In particular, the Company shall maintain in its possession, available for inspection by the Purchaser, or its designee and shall deliver to the Purchaser upon demand, evidence of compliance with all federal, state and local laws, rules and regulations, and requirements of Fannie Mae or FHLMC, as applicable, including but not limited to documentation as to the method used in determining the applicability of the provisions of the Flood Disaster Protection Act of 1973, as amended, to the Mortgaged Property, documentation evidencing insurance coverage of any condominium project as required by Fannie Mae or FHLMC, and periodic inspection reports as required by Section
4.13. To the extent that original documents are not required for purposes of realization of Liquidation Proceeds or Insurance Proceeds, documents maintained by the Company may be in the form of microfilm or microfiche.


                                       16
(page)

      The Company shall maintain with respect to each Mortgage Loan and shall make available for inspection by any Purchaser or its designee the related Servicing File during the time the Purchaser retains ownership of a Mortgage Loan and thereafter in accordance with applicable laws and regulations.

      In addition to the foregoing, Company shall provide to any supervisory agents or examiners that regulate Purchaser, including but not limited to, the OTS, the FDIC and other similar entities, access, during normal business hours, upon reasonable advance notice to Company and without charge to Company or such supervisory agents or examiners, to any documentation regarding the Mortgage Loans that may be required by any applicable regulator.

      Section 2.06.     Transfer of Mortgage Loans.

      The Company shall keep at its servicing office books and records in which, subject to such reasonable regulations as it may prescribe, the Company shall note transfers of Mortgage Loans. No transfer of a Mortgage Loan may be made unless such transfer is in compliance with the terms hereof. For the purposes of this Agreement, the Company shall be under no obligation to deal with any person with respect to this Agreement or any Mortgage Loan unless a notice of the transfer of such Mortgage Loan has been delivered to the Company in accordance with this Section 2.06 and the books and records of the Company show such person as the owner of the Mortgage
Loan. The Purchaser may, subject to the terms of this Agreement, sell and transfer one or more of the Mortgage Loans, provided, however, that the transferee will not be deemed to be a Purchaser hereunder binding upon the Company unless such transferee shall agree in writing to be bound by the terms of this Agreement and an original counterpart of the instrument of transfer in an Assignment and Assumption of this Agreement substantially in the form of Exhibit D hereto executed by the transferee shall have been delivered to the Company. The Purchaser also shall advise the Company of the transfer. Upon receipt of notice of the transfer, the Company shall mark its books and records to reflect the ownership of the Mortgage Loans of such assignee, and the previous Purchaser shall be released from its obligations hereunder with respect to the Mortgage Loans sold or transferred. In no event will the Company be obligated to report and service any Mortgage Loans for the new Purchaser for that month's reporting cycle if the notice of the transfer is received less than five (5) business days prior to such month's end.

      Section 2.07      Delivery of Mortgage Loan Documents.


                                       17
(page)

            The Company shall deliver and release to the Purchaser or its designee the Mortgage Loan Documents in accordance with the terms of this Agreement and the related Term Sheet. The documents enumerated as items (1),
(2),  (3),  (4), (5), (6), (7), (8), (9) and (16) in Exhibit A hereto shall be delivered by the Company to the  Purchaser or its designee no later than three
(3) Business Days prior to the related Closing Date pursuant to a bailee letter agreement. All other documents in Exhibit A hereto, together with all other documents executed in connection with the Mortgage Loan that Company may have in its possession, shall be retained by the Company in trust for the Purchaser. If the Company cannot deliver the original recorded Mortgage Loan Documents or the original policy of title insurance, including riders and endorsements thereto, on the related Closing Date, the Company shall, promptly upon receipt thereof and in any case not later than 120 days from the related Closing Date, deliver such original documents, including original recorded documents, to the Purchaser or its designee (unless the Company is delayed in making such delivery by reason of the fact that such documents shall not have been returned by the appropriate recording office). If delivery is not completed within 120 days solely due to delays in making such delivery by reason of the fact that such documents shall not have been returned by the appropriate recording office, Company shall deliver such document to Purchaser, or its designee, within such time period as specified in a Company's Officer's Certificate. In the event that documents have not been received by the date specified in the Company's Officer's Certificate, a subsequent Company's Officer's Certificate shall be delivered by such date specified in the prior Company's Officer's Certificate, stating a revised date for receipt of documentation. The procedure shall be repeated until the documents have been received and delivered. If delivery is not completed within 180 days solely due to delays in making such delivery by reason of the fact that such documents shall not have been returned by the appropriate recording office, the Company shall continue to use its best efforts to effect delivery as soon as possible thereafter, provided that if such documents are not delivered by the 270th day from the date of the related Closing Date, the Company shall repurchase the related Mortgage Loans at the Repurchase Price in accordance with Section 3.03 hereof.

      The Company shall pay all initial recording fees, if any, for the assignments of mortgage and any other fees in connection with the transfer of all original documents to the Purchaser or its designee. Company shall prepare, in recordable form, all assignments of mortgage necessary to assign the Mortgage Loans to Purchaser, or its designee. Company shall be responsible for recording the assignments of mortgage.

      Company shall provide an original or duplicate original of the title insurance policy to Purchaser or its designee within ninety (90) days of the receipt of the recorded documents (required for issuance of such policy) from the applicable recording office.

      Any review by the Purchaser, or its designee, of the Mortgage Files shall in no way alter or reduce the Company's obligations hereunder.

      If the Purchaser or its designee discovers any defect with respect to a Mortgage File, the Purchaser shall, or shall cause its designee to, give written specification of such defect to the Company which may be given in the exception report or the certification delivered pursuant to this Section 2.07, or otherwise in writing and the Company shall cure or repurchase such Mortgage Loan in accordance with Section 3.03.

      The Company shall forward to the Purchaser, or its designee, original documents evidencing an assumption, modification, consolidation or extension of any Mortgage Loan entered into in accordance with Section 4.01 or 6.01 within one week of their execution; provided, however, that the Company shall provide the Purchaser, or its designee, with a certified true copy of any such document submitted for recordation within one week of its execution, and shall provide the original of any document submitted for recordation or a copy of such document certified by the appropriate public recording office to be a true and complete copy of the original within sixty (60) days of its submission for recordation.


                                       18
(page)

      From time to time the Company may have a need for Mortgage Loan Documents to be released from Purchaser, or its designee. Purchaser shall, or shall cause its designee, upon the written request of the Company, within ten (10) Business Days, deliver to the Company, any requested documentation previously delivered to Purchaser as part of the Mortgage File, provided that such documentation is promptly returned to Purchaser, or its designee, when the Company no longer requires possession of the document, and provided that during the time that any such documentation is held by the Company, such possession is in trust for the benefit of Purchaser. Company shall indemnify Purchaser, and its designee, from and against any and all losses, claims, damages, penalties, fines, forfeitures, costs and expenses (including court costs and reasonable attorney's fees) resulting from or related to the loss, damage, or misplacement of any documentation delivered to Company pursuant to this paragraph.

      Section 2.08      Quality Control Procedures.

      The  Company  must  have  an  internal   quality  control  program  that
verifies, on a regular basis, the existence and accuracy of the legal documents, credit documents, property appraisals, and underwriting decisions. The program must be capable of evaluating and monitoring the overall quality of its loan production and servicing activities. The program is to ensure that the Mortgage Loans are originated and serviced in accordance with prudent mortgage banking practices and accounting principles; guard against dishonest, fraudulent, or negligent acts; and guard against errors and omissions by officers, employees, or other authorized persons.

      Section  2.09  Near-term  Principal   Prepayments  in  Full;  Near  Term
            Payment Defaults

           In the event any Principal Prepayment in full is made by a Mortgagor on or prior to three months after the related Closing Date, the Company shall remit to the Purchaser an amount equal to the excess, if any, of the Purchase Price Percentage over par multiplied by the amount of such Principal Prepayment in full. Such remittance shall be made by the Company to Purchaser no later than the third Business Day following receipt of such Principal Prepayment in full by the Company.

           In the event either of the first three (3) scheduled Monthly Payments which are due under any Mortgage Loan after the related Cut-off Date are not made during the month in which such Monthly Payments are due, then not later than five (5) Business Days after notice to the Company by Purchaser (and at Purchaser's sole option), the Company, shall repurchase such Mortgage Loan from the Purchaser pursuant to the repurchase provisions contained in this Subsection 3.03.


                                       19
(page)

      Section 2.10 Modification of Obligations. Purchaser may, without any notice to Company, extend, compromise, renew, release, change, modify, adjust or alter, by operation of law or otherwise, any of the obligations of the Mortgagors or other persons obligated under a Mortgage Loan without releasing or otherwise affecting the obligations of Company under this Agreement, or with respect to such Mortgage Loan, except to the extent Purchaser's extension, compromise, release, change, modification, adjustment, or alteration affects Company's ability to collect the Mortgage Loan or realize on the security of the Mortgage, but then only to the extent such action has such effect.


                                       20
(page)

                                 ARTICLE III

                      REPRESENTATIONS AND WARRANTIES OF
              THE COMPANY; REPURCHASE; REVIEW OF MORTGAGE LOANS

      Section 3.01      Representations and Warranties of the Company.

      The Company represents, warrants and covenants to the Purchaser that, as of the related Closing Date or as of such date specifically provided herein:

      (a) The Company is a corporation, duly organized, validly existing and in good standing under the laws of the State of Virginia and has all licenses necessary to carry out its business as now being conducted, and is licensed and qualified to transact business in and is in good standing under the laws of each state in which any Mortgaged Property is located or is otherwise exempt under applicable law from such licensing or qualification or is otherwise not required under applicable law to effect such licensing or qualification and no demand for such licensing or qualification has been made upon such Company by any such state, and in any event such Company is in compliance with the laws of any such state to the extent necessary to ensure the enforceability of each Mortgage Loan and the servicing of the Mortgage Loans in accordance with the terms of this Agreement;

      (b) The Company has the full power and authority and legal right to hold, transfer and convey each Mortgage Loan, to sell each Mortgage Loan and to execute, deliver and perform, and to enter into and consummate all transactions contemplated by this Agreement and the related Term Sheet and to conduct its business as presently conducted, has duly authorized the execution, delivery and performance of this Agreement and the related Term Sheet and any agreements contemplated hereby, has duly executed and delivered this Agreement and the related Term Sheet, and any agreements contemplated hereby, and this Agreement and the related Term Sheet and each Assignment to the Purchaser and any agreements contemplated hereby, constitutes a legal, valid and binding obligation of the Company, enforceable against it in accordance with its terms, and all requisite corporate action has been taken by the Company to make this Agreement and the related Term Sheet and all agreements contemplated hereby valid and binding upon the Company in accordance with their terms;

      (c) Neither the execution and delivery of this Agreement and the related Term Sheet, nor the origination or purchase of the Mortgage Loans by the Company, the sale of the Mortgage Loans to the Purchaser, the consummation of the transactions contemplated hereby, or the fulfillment of or compliance with the terms and conditions of this Agreement and the related Term Sheet will conflict with any of the terms, conditions or provisions of the Company's charter or by-laws or materially conflict with or result in a material breach of any of the terms, conditions or provisions of any legal restriction or any agreement or instrument to which the Company is now a party or by which it is bound, or constitute a default or result in an acceleration under any of the foregoing, or result in the material violation of any law, rule, regulation, order, judgment or decree to which the Company or its properties are subject, or impair the ability of the Purchaser to realize on the Mortgage Loans.


                                       21
(page)

      (d) There is no litigation, suit, proceeding or investigation pending or, to the best of Company's knowledge, threatened, or any order or decree outstanding, with respect to the Company which, either in any one instance or in the aggregate, is reasonably likely to have a material adverse effect on the sale of the Mortgage Loans, the execution, delivery, performance or enforceability of this Agreement and the related Term Sheet, or which is reasonably likely to have a material adverse effect on the financial condition of the Company.

      (e) No consent, approval, authorization or order of any court or governmental agency or body is required for the execution, delivery and performance by the Company of or compliance by the Company with this Agreement or the related Term Sheet, or the sale of the Mortgage Loans and delivery of the Mortgage Files to the Purchaser or the consummation of the transactions contemplated by this Agreement or the related Term Sheet, except for consents, approvals, authorizations and orders which have been obtained;

      (f) The consummation of the transactions contemplated by this Agreement or the related Term Sheet is in the ordinary course of business of the Company and Company, and the transfer, assignment and conveyance of the Mortgage Notes and the Mortgages by the Company pursuant to this Agreement or the related Term Sheet are not subject to bulk transfer or any similar statutory provisions in effect in any applicable jurisdiction;

      (g) The origination and servicing practices used by the Company and any prior originator or servicer with respect to each Mortgage Note and Mortgage have been legal and in accordance with applicable laws and regulations and the Mortgage Loan Documents, and in all material respects proper and prudent in the mortgage origination and servicing business. Each Mortgage Loan has been serviced in all material respects with Accepted Servicing Practices. With respect to escrow deposits and payments that the Company, on behalf of an investor, is entitled to collect, all such payments are in the possession of, or under the control of, the Company, and there exist no deficiencies in connection therewith for which customary arrangements for repayment thereof have not been made. All escrow payments have been collected in full compliance with state and federal law and the provisions of the related Mortgage Note and Mortgage. As to any Mortgage Loan that is the subject of an escrow, escrow of funds is not prohibited by applicable law and has been established in an amount sufficient to pay for every escrowed item that remains unpaid and has been assessed but is not yet due and payable. No escrow deposits or other charges or payments due under the Mortgage Note have been capitalized under any Mortgage or the related Mortgage Note;

      (h) The Company used no selection procedures that identified the Mortgage Loans as being less desirable or valuable than other comparable mortgage loans in the Company's portfolio at the related Cut-off Date;


                                       22
(page)

      (i) The Company will treat the sale of the Mortgage Loans to the Purchaser as a sale for reporting and accounting purposes and, to the extent appropriate, for federal income tax purposes;

      (j) Company is an approved seller/servicer of residential mortgage loans for Fannie Mae, FHLMC and HUD, with such facilities, procedures and personnel necessary for the sound servicing of such mortgage loans. The Company is duly qualified, licensed, registered and otherwise authorized under all applicable federal, state and local laws, and regulations, if applicable, meets the minimum capital requirements set forth by the OCC, and is in good standing to sell mortgage loans to and service mortgage loans for Fannie Mae and FHLMC and no event has occurred which would make Company unable to comply with eligibility requirements or which would require notification to either Fannie Mae or FHLMC;

      (k) The Company does not believe, nor does it have any cause or reason to believe, that it cannot perform each and every covenant contained in this Agreement or the related Term Sheet. The Company is solvent and the sale of the Mortgage Loans will not cause the Company to become insolvent. The sale of the Mortgage Loans is not undertaken with the intent to hinder, delay or defraud any of the Company's creditors;

      (l) No statement, tape, diskette, form, report or other document prepared by, or on behalf of, Company pursuant to this Agreement or the related Term Sheet or in connection with the transactions contemplated hereby, contains or will contain any statement that is or will be inaccurate or misleading in any material respect;

      (m) The Company acknowledges and agrees that the Servicing Fee represents reasonable compensation for performing such services and that the entire Servicing Fee shall be treated by the Company, for accounting and tax purposes, as compensation for the servicing and administration of the Mortgage Loans pursuant to this Agreement. In the opinion of Company, the consideration received by Company upon the sale of the Mortgage Loans to Purchaser under this Agreement and the related Term Sheet constitutes fair consideration for the Mortgage Loans under current market conditions.

      (n) Company has delivered to the Purchaser financial statements of its parent, for its last two complete fiscal years. All such financial information fairly presents the pertinent results of operations and financial position for the period identified and has been prepared in accordance with GAAP consistently applied throughout the periods involved, except as set forth in the notes thereto. There has been no change in the business, operations, financial condition, properties or assets of the Company since the date of the Company's financial information that would have a material adverse effect on its ability to perform its obligations under this Agreement;

      (o) The Company has not dealt with any broker, investment banker, agent or other person that may be entitled to any commission or compensation in connection with the sale of the Mortgage Loans; and


                                       23
(page)

      (p) The Company has, and shall maintain at all times, at its own expense, a blanket fidelity bond and an errors and omissions insurance policy as described more fully in Section 4.12 of this Agreement.

      Section 3.02      Representations   and   Warranties  as  to  Individual
Mortgage Loans.

      References in this Section to percentages of Mortgage Loans refer in each case to the percentage of the aggregate Stated Principal Balance of the Mortgage Loans as of the related Cut-off Date, based on the outstanding Stated Principal Balances of the Mortgage Loans as of the related Cut-off Date, and giving effect to scheduled Monthly Payments due on or prior to the related Cut-off Date, whether or not received. References to percentages of Mortgaged Properties refer, in each case, to the percentages of expected aggregate Stated Principal Balances of the related Mortgage Loans (determined as described in the preceding sentence). The Company hereby represents and warrants to the Purchaser, as to each Mortgage Loan, as of the related Closing Date as follows:

       (a) The information set forth in the Mortgage Loan Schedule attached to the related Term Sheet is true, complete and correct in all material respects as of the related Cut-Off Date;

      (b) The Mortgage creates a valid, subsisting and enforceable first lien or a first priority ownership interest in an estate in fee simple in real property securing the related Mortgage Note subject to principles of equity, bankruptcy, insolvency and other laws of general application affecting the rights of creditors;

      (c) All payments due prior to the related Cut-off Date for such Mortgage Loan have been made as of the related Closing Date; the Mortgage Loan has not been dishonored; there are no material defaults under the terms of the Mortgage Loan; the Company has not advanced its own funds, or induced, solicited or knowingly received any advance of funds from a party other than the owner of the Mortgaged Property subject to the Mortgage, directly or indirectly, for the payment of any amount required by the Mortgage Loan. As of the related Closing Date, all of the Mortgage Loans will have an actual Interest Paid to Date of their related Cut-off Date(or later) and will be due for the scheduled monthly payment next succeeding the Cut-off Date (or later), as evidenced by a posting to Company's servicing collection system. No payment under any Mortgage Loan is delinquent as of the related Closing Date nor has any scheduled payment been delinquent at any time during the twelve (12) months prior to the month of the related Closing Date. For purposes of this paragraph, a Mortgage Loan will be deemed delinquent if any payment due thereunder was not paid by the Mortgagor in the month such payment was due;

      (d) There are no defaults by Company in complying with the terms of the Mortgage, and all taxes, governmental assessments, insurance premiums, water, sewer and municipal charges, leasehold payments or ground rents which previously became due and owing have been paid, or escrow funds have been established in an amount sufficient to pay for every such escrowed item which remains unpaid and which has been assessed but is not yet due and payable;


                                       24
(page)

      (e) The terms of the Mortgage Note and the Mortgage have not been impaired, waived, altered or modified in any respect, except by written instruments which have been recorded to the extent any such recordation is required by law, or, necessary to protect the interest of the Purchaser. No instrument of waiver, alteration or modification has been executed except in connection with a modification agreement and which modification agreement is part of the Mortgage File and the terms of which are reflected in the related Mortgage Loan Schedule, and no Mortgagor has been released, in whole or in part, from the terms thereof except in connection with an assumption agreement and which assumption agreement is part of the Mortgage File and the terms of which are reflected in the related Mortgage Loan Schedule; the substance of any such waiver, alteration or modification has been approved by the issuer of any related Primary Mortgage Insurance Policy and title insurance policy, to the extent required by the related policies;

      (f) The Mortgage Note and the Mortgage are not subject to any right of rescission, set-off, counterclaim or defense, including, without limitation, the defense of usury, nor will the operation of any of the terms of the Mortgage Note or the Mortgage, or the exercise of any right thereunder, render the Mortgage Note or Mortgage unenforceable, in whole or in part, or subject to any right of rescission, set-off, counterclaim or defense, including the defense of usury, and no such right of rescission, set-off, counterclaim or defense has been asserted with respect thereto; and as of the related Closing Date the Mortgagor was not a debtor in any state or federal bankruptcy or insolvency proceeding;

      (g) All buildings or other customarily insured improvements upon the Mortgaged Property are insured by an insurer acceptable under the Fannie Mae or FHLMC Guides, against loss by fire, hazards of extended coverage and such other hazards as are provided for in the Fannie Mae or FHLMC Guide, as well as all additional requirements set forth in Section 4.10 of this Agreement. All such standard hazard policies are in full force and effect and contain a standard mortgagee clause naming the Company and its successors in interest and assigns as loss payee and such clause is still in effect and all premiums due thereon have been paid. If required by the Flood Disaster Protection Act of 1973, as amended, the Mortgage Loan is covered by a flood insurance policy meeting the requirements of the current guidelines of the Federal Insurance Administration which policy conforms to Fannie Mae or FHLMC requirements, as well as all additional requirements set forth in Section 4.10 of this Agreement. Such policy was issued by an insurer acceptable under Fannie Mae or FHLMC guidelines. The Mortgage obligates the Mortgagor thereunder to maintain all such insurance at the Mortgagor's cost and expense, and on the Mortgagor's failure to do so, authorizes the holder of the Mortgage to maintain such insurance at the Mortgagor's cost and expense and to seek reimbursement therefor from the Mortgagor. Neither the Company (nor any prior originator or servicer of any of the Mortgage Loans) nor any Mortgagor has engaged in any act or omission which has impaired or would impair the coverage of any such policy, the benefits of the endorsement provided for herein, or the validity and binding effect of either;

      (h) Any and all requirements of any federal, state or local law including, without limitation, usury, truth-in-lending, real estate settlement procedures, consumer credit protection, equal credit opportunity or disclosure laws applicable to the Mortgage Loan have been complied with in all material respects; none of the Mortgage Loans are classified as a (a) a "high cost" loan under the Home Ownership and Equity Protection Act of 1994 or (b) a "high cost", "threshold", or "predatory" loan under any other applicable state, federal or local law; the Company maintains, and shall maintain, evidence of such compliance as required by applicable law or regulation and shall make such evidence available for inspection at the Company's office during normal business hours upon reasonable advance notice;


                                       25
(page)

      (i) The Mortgage has not been satisfied, canceled or subordinated, in whole or in part, or rescinded, and the Mortgaged Property has not been released from the lien of the Mortgage, in whole or in part nor has any instrument been executed that would effect any such release, cancellation, subordination or rescission. The Company has not waived the performance by the Mortgagor of any action, if the Mortgagor's failure to perform such action would cause the Mortgage Loan to be in default, nor has the Company waived any default resulting from any action or inaction by the Mortgagor;

      (j) The Mortgage is a valid, subsisting, enforceable and perfected first lien on the Mortgaged Property, including all buildings on the Mortgaged Property and all installations and mechanical, electrical, plumbing, heating and air conditioning systems affixed to such buildings, and all additions, alterations and replacements made at any time with respect to the foregoing securing the Mortgage Note's original principal balance subject to principles of equity, bankruptcy, insolvency and other laws of general application affecting the rights of creditors. The Mortgage and the Mortgage Note do not contain any evidence of any security interest or other interest or right thereto. Such lien is free and clear of all adverse claims, liens and encumbrances having priority over the first lien of the Mortgage subject only to (1) the lien of non-delinquent current real property taxes and assessments not yet due and payable, (2) covenants, conditions and restrictions, rights of way, easements and other matters of the public record as of the date of recording which are acceptable to mortgage lending institutions generally and either (A) which are referred to in the lender's title insurance policy delivered to the originator or otherwise considered in the appraisal made for the originator of the Mortgage Loan, or (B) which do not adversely affect the residential use or Appraised Value of the Mortgaged Property as set forth in such appraisal, and (3) other matters to which like properties are commonly subject which do not individually or in the aggregate materially interfere with the benefits of the security intended to be provided by the Mortgage or the use, enjoyment, value or marketability of the related Mortgaged Property. Any security agreement, chattel mortgage or equivalent document related to and delivered in connection with the Mortgage Loan establishes and creates a valid, subsisting, enforceable and perfected first lien and first priority security interest on the property described therein, and the Company has the full right to sell and assign the same to the Purchaser;

      (k) The Mortgage Note and the related Mortgage are original and genuine and each is the legal, valid and binding obligation of the maker thereof, enforceable in all respects in accordance with its terms subject to principles of equity, bankruptcy, insolvency and other laws of general application affecting the rights of creditors, and the Company has taken all action necessary to transfer such rights of enforceability to the Purchaser. All parties to the Mortgage Note and the Mortgage had the legal capacity to enter into the Mortgage Loan and to execute and deliver the Mortgage Note and the Mortgage. The Mortgage Loan Documents are on forms acceptable to Fannie Mae and FHLMC. The Mortgage Note and the Mortgage have been duly and properly executed by such parties. No fraud, error, omission, misrepresentation, negligence or similar occurrence with respect to a Mortgage Loan has taken place on the part of Company or the Mortgagor, or on the part of any other party involved in the origination or servicing of the Mortgage Loan. The proceeds of the Mortgage Loan have been fully disbursed and there is no requirement for future advances thereunder, and any and all requirements as to completion of any on-site or off-site improvements and as to disbursements of any escrow funds therefor have been complied with. All costs, fees and expenses incurred in making or closing the Mortgage Loan and the recording of the Mortgage were paid, and the Mortgagor is not entitled to any refund of any amounts paid or due under the Mortgage Note or Mortgage;


                                       26
(page)

      (l) The Company is the sole owner and holder of the Mortgage Loan and the indebtedness evidenced by the Mortgage Note. Upon the sale of the Mortgage Loan to the Purchaser, the Company will retain the Mortgage File or any part thereof with respect thereto not delivered to the Purchaser or the Purchaser's designee in trust only for the purpose of servicing and supervising the servicing of the Mortgage Loan. Immediately prior to the transfer and assignment to the Purchaser, the Mortgage Loan, including the Mortgage Note and the Mortgage, were not subject to an assignment, sale or pledge to any person other than Purchaser, and the Company had good and marketable title to and was the sole owner thereof and had full right to transfer and sell the Mortgage Loan to the Purchaser free and clear of any encumbrance, equity, lien, pledge, charge, claim or security interest and has the full right and authority subject to no interest or participation of, or agreement with, any other party, to sell and assign the Mortgage Loan pursuant to this Agreement and following the sale of the Mortgage Loan, the Purchaser will own such Mortgage Loan free and clear of any encumbrance, equity, participation interest, lien, pledge, charge, claim or security interest. The Company intends to relinquish all rights to possess, control and monitor the Mortgage Loan, except for the purposes of servicing the Mortgage Loan as set forth in this Agreement. After the related Closing Date, the Company will not have any right to modify or alter the terms of the sale of the Mortgage Loan and the Company will not have any obligation or right to repurchase the Mortgage Loan or substitute another Mortgage Loan, except as provided in this Agreement, or as otherwise agreed to by the Company and the Purchaser;

      (m) Each Mortgage Loan is covered by an ALTA lender's title insurance policy or other generally acceptable form of policy or insurance acceptable to Fannie Mae or FHLMC (including adjustable rate endorsements), issued by a title insurer acceptable to Fannie Mae or FHLMC and qualified to do business in the jurisdiction where the Mortgaged Property is located, insuring (subject to the exceptions contained in (j)(1), (2) and (3) above) the
Company, its successors and assigns, as to the first priority lien of the Mortgage in the original principal amount of the Mortgage Loan and against any loss by reason of the invalidity or unenforceability of the lien resulting from the provisions of the Mortgage providing for adjustment in the Mortgage Interest Rate and Monthly Payment. Where required by state law or regulation, the Mortgagor has been given the opportunity to choose the carrier of the required mortgage title insurance. The Company, its successors and assigns, is the sole insured of such lender's title insurance policy, such title insurance policy has been duly and validly endorsed to the Purchaser or the assignment to the Purchaser of the Company's interest therein does not require the consent of or notification to the insurer and such lender's title insurance policy is in full force and effect and will be in full force and effect upon the consummation of the transactions contemplated by this Agreement. No claims have been made under such lender's title insurance policy, and no prior holder or servicer of the related Mortgage, including the Company, nor any Mortgagor, has done, by act or omission, anything which would impair the coverage of such lender's title insurance policy;


                                       27
(page)

      (n) There is no default, breach, violation or event of acceleration existing under the Mortgage or the related Mortgage Note and no event which, with the passage of time or with notice and the expiration of any grace or cure period, would constitute a default, breach, violation or event permitting acceleration; and neither the Company, nor any prior mortgagee has waived any default, breach, violation or event permitting acceleration;

      (o) There are no mechanics' or similar liens or claims which have been filed for work, labor or material (and no rights are outstanding that under law could give rise to such liens) affecting the related Mortgaged Property which are or may be liens prior to or equal to the lien of the related Mortgage;

      (p) All improvements subject to the Mortgage which were considered in determining the appraised value of the Mortgaged Property lie wholly within the boundaries and building restriction lines of the Mortgaged Property (and wholly within the project with respect to a condominium unit) and no improvements on adjoining properties encroach upon the Mortgaged Property except those which are insured against by the title insurance policy referred to in clause (m) above and all improvements on the property comply with all applicable zoning and subdivision laws and ordinances;

      (q) Each Mortgage Loan was originated by or for the Company pursuant to, and conforms with, the Company's underwriting guidelines attached as Exhibit H hereto. The Mortgage Loan bears interest at an adjustable rate (if applicable) as set forth in the related Mortgage Loan Schedule, and Monthly Payments under the Mortgage Note are due and payable on the first day of each month. The Mortgage contains the usual and enforceable provisions of the Company at the time of origination for the acceleration of the payment of the unpaid principal amount of the Mortgage Loan if the related Mortgaged Property is sold without the prior consent of the mortgagee thereunder;

      (r) The Mortgaged Property is not subject to any material damage. At origination of the Mortgage Loan there was not, since origination of the Mortgage Loan there has not been, and there currently is no proceeding pending for the total or partial condemnation of the Mortgaged Property. The Company has not received notification that any such proceedings are scheduled to commence at a future date;

      (s) The related Mortgage contains customary and enforceable provisions such as to render the rights and remedies of the holder thereof adequate for the realization against the Mortgaged Property of the benefits of the security provided thereby, including, (1) in the case of a Mortgage designated as a deed of trust, by trustee's sale, and (2) otherwise by judicial foreclosure. There is no homestead or other exemption available to the Mortgagor which would interfere with the right to sell the Mortgaged Property at a trustee's sale or the right to foreclose the Mortgage;


                                       28
(page)

      (t) If the Mortgage constitutes a deed of trust, a trustee, authorized and duly qualified if required under applicable law to act as such, has been properly designated and currently so serves and is named in the Mortgage, and no fees or expenses, except as may be required by local law, are or will become payable by the Purchaser to the trustee under the deed of trust, except in connection with a trustee's sale or attempted sale after default by the Mortgagor;

      (u) The Mortgage File contains an appraisal of the related Mortgaged Property signed prior to the final approval of the mortgage loan application by a Qualified Appraiser, approved by the Company, who had no interest, direct or indirect, in the Mortgaged Property or in any loan made on the security thereof, and whose compensation is not affected by the approval or disapproval of the Mortgage Loan, and the appraisal and appraiser both satisfy the requirements of Fannie Mae or FHLMC and Title XI of the Federal Institutions Reform, Recovery, and Enforcement Act of 1989 and the regulations promulgated thereunder, all as in effect on the date the Mortgage Loan was originated. The appraisal is in a form acceptable to Fannie Mae or FHLMC;

      (v) All parties which have had any interest in the Mortgage, whether as mortgagee, assignee, pledgee or otherwise, are (or, during the period in which they held and disposed of such interest, were) (A) in compliance with any and all applicable licensing requirements of the laws of the state wherein the Mortgaged Property is located, and (B) (1) organized under the laws of such state, or (2) qualified to do business in such state, or (3) federal savings and loan associations or national banks or a Federal Home Loan Bank or savings bank having principal offices in such state, or (4) not doing business in such state;

      (w) The related Mortgage Note is not and has not been secured by any collateral except the lien of the corresponding Mortgage and the security interest of any applicable security agreement or chattel mortgage referred to above and such collateral does not serve as security for any other obligation;

      (x) The Mortgagor has received and has executed, where applicable, all disclosure materials required by applicable law with respect to the making of such mortgage loans;

      (y) The Mortgage Loan does not contain balloon or "graduated payment" features; unless otherwise indicated on the related Mortgage Loan Schedule, no Mortgage Loan is subject to a buydown agreement or contains any buydown provision;

      (z) The Mortgagor is not in bankruptcy and, the Mortgagor is not insolvent and the Company has no knowledge of any circumstances or conditions with respect to the Mortgage, the Mortgaged Property, the Mortgagor or the Mortgagor's credit standing that could reasonably be expected to cause investors to regard the Mortgage Loan as an unacceptable investment, cause the Mortgage Loan to become delinquent, or materially adversely affect the value or marketability of the Mortgage Loan;


                                       29
(page)

      (aa) Each Mortgage Loan bears interest based upon a thirty (30) day month and a three hundred and sixty (360) day year. The Mortgage Loans have an original term to maturity of not more than thirty (30) years, with interest payable in arrears on the first day of each month. As to each adjustable rate Mortgage Loan, on each applicable Adjustment Date, the Mortgage Interest Rate will be adjusted to equal the sum of the Index, plus the applicable Margin; provided, that the Mortgage Interest Rate, on each applicable Adjustment Date, will not increase by more than the Initial Rate Cap or Periodic Rate Cap, as applicable. Over the term of each adjustable rate Mortgage Loan, the Mortgage Interest Rate will not exceed such Mortgage Loan's Lifetime Rate Cap. None of the Mortgage Loans are "interest-only" Mortgage Loans or "negative amortization" Mortgage Loans. With respect to each adjustable rate Mortgage Loan, each Mortgage Note requires a monthly payment which is sufficient (a) during the period prior to the first adjustment to the Mortgage Interest Rate, to fully amortize the original principal balance over the original term thereof and to pay interest at the related Mortgage Interest Rate, and (b) during the period following each Adjustment Date, to fully amortize the outstanding principal balance as of the first day of such period over the then remaining term of such Mortgage Note and to pay interest at the related Mortgage Interest Rate. With respect to each adjustable rate Mortgage Loan, the Mortgage Note provides that when the Mortgage Interest Rate changes on an Adjustment Date, the then outstanding principal balance will be reamortized over the remaining life of the Mortgage Loan. No Mortgage Loan contains terms or provisions which would result in negative amortization. None of the Mortgage Loans contain a conversion feature which would cause the Mortgage Loan interest rate to convert to a fixed interest rate. None of the Mortgage Loans are considered agricultural loans;

      (bb)  (INTENTIONALLY LEFT BLANK)

      (cc)  (INTENTIONALLY LEFT BLANK)

      (dd)  (INTENTIONALLY LEFT BLANK)

      (ee)  (INTENTIONALLY LEFT BLANK)

      (ff)  (INTENTIONALLY LEFT BLANK)

      (gg) (INTENTIONALLY LEFT BLANK)

      (hh) In the event the Mortgage Loan had an LTV at origination greater than 80.00%, the excess of the principal balance of the Mortgage Loan over 75.0% of the Appraised Value of the Mortgaged Property with respect to a Refinanced Mortgage Loan, or the lesser of the Appraised Value or the purchase price of the Mortgaged Property with respect to a purchase money
Mortgage Loan was insured as to payment defaults by a Primary Mortgage Insurance Policy issued by a Qualified Insurer. No Mortgage Loan has an LTV over 95%. All provisions of such Primary Mortgage Insurance Policy have been and are being complied with, such policy is in full force and effect, and all premiums due thereunder have been paid. No Mortgage Loan requires payment of such premiums, in whole or in part, by the Purchaser. No action, inaction, or event has occurred and no state of facts exists that has, or will result in the exclusion from, denial of, or defense to coverage. Any Mortgage Loan subject to a Primary Mortgage Insurance Policy obligates the Mortgagor thereunder to maintain the Primary Mortgage Insurance Policy, subject to state and federal law, and to pay all premiums and charges in connection therewith. No action has been taken or failed to be taken, on or prior to the Closing Date which has resulted or will result in an exclusion from, denial of, or defense to coverage under any Primary Mortgage Insurance Policy (including, without limitation, any exclusions, denials or defenses which would limit or reduce the availability of the timely payment of the full amount of the loss otherwise due thereunder to the insured) whether arising out of actions, representations, errors, omissions, negligence, or fraud of the Company or the Mortgagor, or for any other reason under such coverage; The mortgage interest rate for the Mortgage Loan as set forth on the related Mortgage Loan Schedule is net of any such insurance premium. None of the Mortgage Loans are subject to "lender-paid" mortgage insurance;


                                       30
(page)

      (ii) The Assignment is in recordable form and is acceptable for recording under the laws of the jurisdiction in which the Mortgaged Property is located;

      (jj) Unless otherwise indicated on the related Mortgage Loan Schedule, none of the Mortgage Loans are secured by an interest in a leasehold estate. The Mortgaged Property is located in the state identified in the related Mortgage Loan Schedule and consists of a single parcel of real property with a detached single family residence erected thereon, or a townhouse, or a two-to four-family dwelling, or an individual condominium unit in a condominium project, or an individual unit in a planned unit development or a de minimis planned unit development, provided, however, that no residence or dwelling is a single parcel of real property with a manufactured home not affixed to a permanent foundation, or a mobile home. Any condominium unit or planned unit development conforms with the Company's underwriting guidelines. As of the date of origination, no portion of any Mortgaged Property is used for commercial purposes, and since the Origination Date, no portion of any Mortgaged Property has been, or currently is, used for commercial purposes;

      (kk) Payments on the Mortgage Loan commenced no more than sixty (60) days after the funds were disbursed in connection with the Mortgage Loan. The Mortgage Note is payable on the first day of each month in monthly installments of principal and interest, which installments are subject to change due to the adjustments to the Mortgage Interest Rate on each Adjustment Date, with interest calculated and payable in arrears. Each of the Mortgage Loans will amortize fully by the stated maturity date, over an original term of not more than thirty years from commencement of amortization;

      (ll) As of the Closing Date of the Mortgage Loan, the Mortgage Property was lawfully occupied under applicable law, and all inspections, licenses and certificates required to be made or issued with respect to all occupied portions of the Mortgaged Property and, with respect to the use and occupancy of the same, including but not limited to certificates of occupancy and fire underwriting certificates, have been made or obtained from the appropriate authorities;


                                       31
(page)

      (mm) There is no pending action or proceeding directly involving the Mortgaged Property in which compliance with any environmental law, rule or regulation is an issue; there is no violation of any environmental law, rule or regulation with respect to the Mortgaged Property; and the Company has not received any notice of any environmental hazard on the Mortgaged Property and nothing further remains to be done to satisfy in full all requirements of each such law, rule or regulation constituting a prerequisite to use and enjoyment of said property;

      (nn) The Mortgagor has not notified the Company, and the Company has no knowledge of any relief requested or allowed to the Mortgagor under the Soldiers' and Sailors' Civil Relief Act of 1940;

      (oo) No Mortgage Loan is a construction or rehabilitation Mortgage Loan or was made to facilitate the trade-in or exchange of a Mortgaged Property;

      (pp)  The Mortgagor for each Mortgage Loan is a natural person;

      (qq)  None of the Mortgage Loans are Co-op Loans;

      (rr) With respect to each Mortgage Loan that has a prepayment penalty feature, each such prepayment penalty is enforceable and will be enforced by the Company and each prepayment penalty is permitted pursuant to federal, state and local law. No Mortgage Loan will impose a prepayment penalty for a term in excess of five years from the date such Mortgage Loan was originated. Except as otherwise set forth on the Mortgage Loan Schedule, with respect to each Mortgage Loan that contains a prepayment penalty, such prepayment penalty is at least equal to the lesser of (A) the maximum amount permitted under applicable law and (B) six months interest at the related Mortgage
Interest Rate on the amount prepaid in excess of 20% of the original principal balance of such Mortgage Loan;

      (ss) With respect to each Mortgage Loan either (i) the fair market value of the Mortgaged Property securing such Mortgage Loan was at least equal to 80 percent of the original principal balance of such Mortgage Loan at the time such Mortgage Loan was originated or (ii) (a) the Mortgage Loan is only secured by the Mortgage Property and (b) substantially all of the proceeds of such Mortgage Loan were used to acquire or to improve or protect the Mortgage Property. For the purposes of the preceding sentence, if the Mortgage Loan has been significantly modified other than as a result of a default or a reasonable foreseeable default, the modified Mortgage Loan will be viewed as having been originated on the date of the modification;

      (tt) The Mortgage Loan was originated by a mortgagee approved by the Secretary of Housing and Urban Development pursuant to sections 203 and 211 of the National Housing Act, a savings and loan association, a savings bank, a commercial bank, credit union, insurance company or similar institution which is supervised and examined by a federal or state authority;

      (uu) None of the Mortgage Loans are simple interest Mortgage Loans and none of the Mortgaged Properties are timeshares;


                                       32
(page)

      (vv) All of the terms of the Mortgage pertaining to interest rate adjustments, payment adjustments and adjustments of the outstanding principal balance are enforceable, all such adjustments have been properly made, including the mailing of required notices, and such adjustments do not and will not affect the priority of the Mortgage lien. With respect to each Mortgage Loan which has passed its initial Adjustment Date, Company has performed an audit of the Mortgage Loan to determine whether all interest rate adjustments have been made in accordance with the terms of the Mortgage Note and Mortgage;

      (ww) Each Mortgage Note, each Mortgage, each Assignment and any other documents required pursuant to this Agreement to be delivered to the Purchaser or its designee, or its assignee for each Mortgage Loan, have been, on or before the related Closing Date, delivered to the Purchaser or its designee, or its assignee;

      (xx) With respect each Mortgage Loan secured in whole or in part by the interest of the Mortgagor as a lessee under a ground lease of a Mortgaged Property (a "Ground Lease"):

            (i) Such Ground Lease is valid, in good standing, and in full force and effect;

            (ii) The lessee is not in default under any provision of the lease;

            (iii) The term of the Ground Lease exceeds the maturity date of the related Mortgage Loan by at least ten years;

            (iv) The mortgagee under the Mortgage Loan is given at least 30 days' notice of any default and an opportunity to cure any defaults under the Ground Lease or to take over the Mortgagor's rights under the Ground Lease;

            (v) The Ground Lease does not contain any default provisions that could give rise to forfeiture or termination of the Ground Lease except for the non-payment of the Ground Lease rents; and

            (vi) The Ground Lease provides that the leasehold can be transferred, mortgaged and sublet an unlimited number of times either without restriction or on payment of a reasonable fee and delivery of reasonable documentation to the lessor.

      Section 3.03      Repurchase; Substitution.

      It is understood and agreed that the representations and warranties set forth in Sections 3.01 and 3.02 shall survive the sale of the Mortgage Loans and delivery of the Mortgage Loan Documents to the Purchaser, or its designee, and shall inure to the benefit of the Purchaser, notwithstanding any restrictive or qualified endorsement on any Mortgage Note or Assignment or the examination, or lack of examination, of any Mortgage File. Upon discovery by either the Company or the Purchaser of a breach of any of the foregoing representations and warranties which materially and adversely affects the value of the Mortgage Loans or the interest of the Purchaser in any Mortgage Loan, the party discovering such breach shall give prompt written notice to the other. The Company shall have a period of sixty (60) days from the earlier of its discovery or its receipt of notice of any such breach within which to correct or cure such breach. The Company hereby covenants and agrees that if any such breach is not corrected or cured within such sixty day period, the Company shall, at the Purchaser's option and not later than ninety (90) days of its discovery or its receipt of notice of such breach, repurchase such Mortgage Loan at the Repurchase Price or, with the Purchaser's prior consent and at Purchaser's sole option, substitute a Mortgage Loan as provided below. In the event that any such breach shall involve any representation or warranty set forth in Section 3.01, and such breach is not cured within sixty (60) days of the earlier of either discovery by or notice to the Company of such breach, all Mortgage Loans shall, at the option of the Purchaser, be repurchased by the Company at the Repurchase Price. Any such repurchase shall be accomplished by wire transfer of immediately available funds to Purchaser in the amount of the Repurchase Price.


                                       33
(page)

      If the Company is required to repurchase any Mortgage Loan pursuant to this Section 3.03, the Company may, with the Purchaser's prior consent and at Purchaser's sole option, within ninety (90) days from the related Closing Date, remove such defective Mortgage Loan from the terms of this Agreement and substitute another mortgage loan for such defective Mortgage Loan, in lieu of repurchasing such defective Mortgage Loan. Any substitute Mortgage Loan is subject to Purchaser acceptability. Any substituted Loans will comply with the representations and warranties set forth in this Agreement as of the substitution date

      The Company shall amend the related Mortgage Loan Schedule to reflect the withdrawal of the removed Mortgage Loan from this Agreement and the substitution of such substitute Mortgage Loan therefor. Upon such amendment, the Purchaser shall review the Mortgage File delivered to it relating to the substitute Mortgage Loan. In the event of such a substitution, accrued interest on the substitute Mortgage Loan for the month in which the substitution occurs and any Principal Prepayments made thereon during such month shall be the property of the Purchaser and accrued interest for such month on the Mortgage Loan for which the substitution is made and any Principal Prepayments made thereon during such month shall be the property of the Company. The principal payment on a substitute Mortgage Loan due on the Due Date in the month of substitution shall be the property of the Company and the principal payment on the Mortgage Loan for which the substitution is made due on such date shall be the property of the Purchaser.

      It is understood and agreed that the obligation of the Company set forth in this Section 3.03 to cure, repurchase or substitute for a defective Mortgage Loan, and to indemnify Purchaser pursuant to Section 8.01, constitute the sole remedies of the Purchaser respecting a breach of the foregoing representations and warranties. If the Company fails to repurchase or substitute for a defective Mortgage Loan in accordance with this Section 3.03, or fails to cure a defective Mortgage Loan to Purchaser's reasonable satisfaction in accordance with this Section 3.03, or to indemnify Purchaser pursuant to Section 8.01, that failure shall be an Event of Default and the Purchaser shall be entitled to pursue all remedies available in this Agreement as a result thereof. No provision of this paragraph shall affect the rights of the Purchaser to terminate this Agreement for cause, as set forth in Sections 10.01 and 11.01.


                                       34
(page)

      Any cause of action against the Company relating to or arising out of the breach of any representations and warranties made in Sections 3.01 and
3.02 shall accrue as to any Mortgage Loan upon (i) the earlier of discovery of such breach by the Company or notice thereof by the Purchaser to the Company, (ii) failure by the Company to cure such breach or repurchase such Mortgage Loan as specified above, and (iii) demand upon the Company by the Purchaser for compliance with this Agreement.

      In the event that any Mortgage Loan is held by a REMIC, notwithstanding any contrary provision of this Agreement, with respect to any Mortgage Loan that is not in default or as to which no default is imminent, no substitution pursuant to Subsection 3.03 shall be made after the applicable REMIC's "start up day" (as defined in Section 860G(a) (9) of the Code), unless the Company has obtained an Opinion of Counsel to the effect that such substitution will not (i) result in the imposition of taxes on "prohibited transactions" of such REMIC (as defined in Section 860F of the Code) or otherwise subject the REMIC to tax, or (ii) cause the REMIC to fail to qualify as a REMIC at any time.

      Section 3.04      Representations and Warranties of the Purchaser.

      The Purchaser represents, warrants and convenants to the Company that, as of the related Closing Date or as of such date specifically provided herein:

      (a) The Purchaser is a corporation, dully organized validly existing and in good standing under the laws of the State of Delaware and is qualified to transact business in, is in good standing under the laws of, and possesses all licenses necessary for the conduct of its business in, each state in which any Mortgaged Property is located or is otherwise except or not required under applicable law to effect such qualification or license;

      (b) The Purchaser has full power and authority to hold each Mortgage Loan, to purchase each Mortgage Loan pursuant to this Agreement and the related Term Sheet and to execute, deliver and perform, and to enter into and consummate all transactions contemplated by this Agreement and the related Term Sheet and to conduct its business as presently conducted, has duly authorized the execution, delivery and performance of this Agreement and the related Term Sheet, has duly executed and delivered this Agreement and the related Term Sheet;

      (c) None of the execution and delivery of this Agreement and the related Term Sheet, the purchase of the Mortgage Loans, the consummation of the transactions contemplated hereby, or the fulfillment of or compliance with the terms and conditions of this Agreement and the related Term Sheet will conflict with any of the terms, conditions or provisions of the Purchaser's charter or by-laws or materially conflict with or result in a material breach of any of the terms, conditions or provisions of any legal restriction or any agreement or instrument to which the Purchaser is now a party or by which it is bound, or constitute a default or result in an acceleration under any of the foregoing, or result in the material violation of any law, rule, regulation, order, judgment or decree to which the Purchaser or its property is subject;


                                       35
(page)

      (d) There is no litigation pending or to the best of the Purchaser's knowledge, threatened with respect to the Purchaser which is reasonably likely to have a material adverse effect on the purchase of the related Mortgage Loans, the execution, delivery or enforceability of this Agreement and the related Term Sheet, or which is reasonably likely to have a material adverse effect on the financial condition of the Purchaser;

      (e) No consent, approval, authorization or order of any court or governmental agency or body is required for the execution, delivery and performance by the Purchaser of or compliance by the Purchaser with this Agreement and the related Term Sheet, the purchase of the Mortgage Loans or the consummation of the transactions contemplated by this Agreement and the related Term Sheet except for consents, approvals, authorizations and orders which have been obtained;

      (f)   The  consummation  of  the   transactions   contemplated  by  this
Agreement and the related Term Sheet is in the ordinary course of business of the Purchaser;

      (h) The Purchaser will treat the purchase of the Mortgage Loans from the Company as a purchase for reporting, tax and accounting purposes; and

      (i) The Purchaser does not believe, nor does it have any cause or reason to believe, that it cannot perform each and every of its covenants contained in this Agreement and the related Term Sheet.

      The Purchaser shall indemnify the Company and hold it harmless against any claims, proceedings, losses, damages, penalties, fines, forfeitures, reasonable and necessary legal fees and related costs, judgments, and other costs and expenses resulting from a breach by the Purchaser of the representations and warranties contained in this Section 3.04. It is understood and agreed that the obligations of the Purchaser set forth in this
Section 3.04 to indemnify the Seller as provided herein constitute the sole remedies of the Seller respecting a breach of the foregoing representations and warranties.

                                  ARTICLE IV

                ADMINISTRATION AND SERVICING OF MORTGAGE LOANS

      Section 4.01      Company to Act as Servicer.


                                       36
(page)

      The Company, as independent contract servicer, shall service and administer the Mortgage Loans in accordance with this Agreement and the related Term Sheet and with Accepted Servicing Practices, and shall have full power and authority, acting alone, to do or cause to be done any and all things in connection with such servicing and administration which the Company may deem necessary or desirable and consistent with the terms of this Agreement and the related Term Sheet and with Accepted Servicing Practices and exercise the same care that it customarily employs for its own account. Except as set forth in this Agreement and the related Term Sheet, the Company shall service the Mortgage Loans in strict compliance with the servicing provisions of the Fannie Mae Guides (special servicing option), which include, but are not limited to, provisions regarding the liquidation of
Mortgage Loans, the collection of Mortgage Loan payments, the payment of taxes, insurance and other charges, the maintenance of hazard insurance with a Qualified Insurer, the maintenance of mortgage impairment insurance, the maintenance of fidelity bond and errors and omissions insurance, inspections, the restoration of Mortgaged Property, the maintenance of Primary Mortgage Insurance Policies, insurance claims, the title, management and disposition of REO Property, permitted withdrawals with respect to REO Property, liquidation reports, and reports of foreclosures and abandonments of Mortgaged Property, the transfer of Mortgaged Property, the release of Mortgage Files, annual statements, and examination of records and facilities. In the event of any conflict, inconsistency or discrepancy between any of the servicing provisions of this Agreement and the related Term Sheet and any of the servicing provisions of the Fannie Mae Guides, the provisions of this Agreement and the related Term Sheet shall control and be binding upon the Purchaser and the Company.

      Consistent with the terms of this Agreement and the related Term Sheet, the Company may waive, modify or vary any term of any Mortgage Loan or consent to the postponement of any such term or in any manner grant indulgence to any Mortgagor if in the Company's reasonable and prudent determination such waiver, modification, postponement or indulgence is not materially adverse to the Purchaser, provided, however, that unless the Company has obtained the prior written consent of the Purchaser, the Company shall not permit any modification with respect to any Mortgage Loan that would change the Mortgage Interest Rate, defer for more than ninety days or forgive any payment of principal or interest, reduce or increase the outstanding principal balance (except for actual payments of principal) or change the final maturity date on such Mortgage Loan. In the event of any such modification which has been agreed to in writing by the Purchaser and which permits the deferral of interest or principal payments on any Mortgage Loan, the Company shall, on the Business Day immediately preceding the Remittance Date in any month in which any such principal or interest payment has been deferred, deposit in the Custodial Account from its own funds, in accordance with Section 4.04, the difference between (a) such month's principal and one month's interest at the Mortgage Loan Remittance Rate on the unpaid principal balance of such Mortgage Loan and (b) the amount paid by the Mortgagor. The Company shall be entitled to reimbursement for such advances to the same extent as for all other advances pursuant to Section
4.05. Without limiting the generality of the foregoing, the Company shall continue, and is hereby authorized and empowered, to prepare, execute and deliver, all instruments of satisfaction or cancellation, or of partial or full release, discharge and all other comparable instruments, with respect to the Mortgage Loans and with respect to the Mortgaged Properties. Notwithstanding anything herein to the contrary, the Company may not enter into a forbearance agreement or similar arrangement with respect to any Mortgage Loan which runs more than 180 days after the first delinquent Due Date. Any such agreement shall be approved by Purchaser and, if required, by the Primary Mortgage Insurance Policy insurer, if required.


                                       37
(page)

      Notwithstanding anything in this Agreement to the contrary, if any Mortgage Loan becomes subject to a Pass-Through Transfer, the Company shall not permit any modification with respect to any Mortgage Loan without permission of the master servicer.

      Notwithstanding anything in this Agreement to the contrary, if any Mortgage Loan becomes subject to a Pass-Through Transfer, any REO Property shall be disposed of by the Company before the close of the third taxable year following the taxable year in which the related Mortgage Loan became an REO Property, unless the Company is otherwise directed by the master servicer.

      The Company shall comply with any written instructions received from the master servicer or any assignor pertaining to the servicing of the Mortgage Loans and the acquisition, holding or disposition of any REO Property to ensure the continued qualification of each REMIC as a REMIC in accordance with the REMIC Provisions.

      In servicing and administering the Mortgage Loans, the Company shall employ Accepted Servicing Practices, giving due consideration to the Purchaser's reliance on the Company. Unless a different time period is stated in this Agreement or the related Term Sheet, Purchaser shall be deemed to have given consent in connection with a particular matter if Purchaser does not affirmatively grant or deny consent within five (5) Business Days from the date Purchaser receives a second written request for consent for such matter from Company as servicer.

      The Mortgage Loans may be subserviced by a Subservicer on behalf of the Company provided that the Subservicer is an entity that engages in the business of servicing loans, and in either case shall be authorized to transact business, and licensed to service mortgage loans, in the state or states where the related Mortgaged Properties it is to service are situated, if and to the extent required by applicable law to enable the Subservicer to perform its obligations hereunder and under the Subservicing Agreement, and in either case shall be a FHLMC or Fannie Mae approved mortgage servicer in good standing, and no event has occurred, including but not limited to a change in insurance coverage, which would make it unable to comply with the eligibility requirements for lenders imposed by Fannie Mae or for seller/servicers imposed by Fannie Mae or FHLMC, or which would require notification to Fannie Mae or FHLMC. In addition, each Subservicer will obtain and preserve its qualifications to do business as a foreign corporation and its licenses to service mortgage loans, in each jurisdiction in which such qualifications and/or licenses are or shall be necessary to protect the validity and enforceability of this Agreement, or any of the Mortgage Loans and to perform or cause to be performed its duties under the related Subservicing Agreement. The Company may perform any of its servicing responsibilities hereunder or may cause the Subservicer to perform any such servicing responsibilities on its behalf, but the use by the Company of the Subservicer shall not release the Company from any of its obligations hereunder and the Company shall remain responsible hereunder for all acts and omissions of the Subservicer as fully as if such acts and omissions were those of the Company. The Company shall pay all fees and expenses of the Subservicer from its own funds, and the Subservicer's fee shall not exceed the Servicing Fee. Company shall notify Purchaser promptly in writing upon the appointment of any Subservicer.


                                       38
(page)

      At the cost and expense of the Company, without any right of reimbursement from the Custodial Account, the Company shall be entitled to terminate the rights and responsibilities of the Subservicer and arrange for any servicing responsibilities to be performed by a successor subservicer meeting the requirements in the preceding paragraph, provided, however, that nothing contained herein shall be deemed to prevent or prohibit the Company, at the Company's option, from electing to service the related Mortgage Loans itself. In the event that the Company's responsibilities and duties under this Agreement are terminated pursuant to Section 4.13, 8.04, 9.01 or 10.01 and if requested to do so by the Purchaser, the Company shall at its own cost and expense terminate the rights and responsibilities of the Subservicer effective as of the date of termination of the Company. The Company shall pay all fees, expenses or penalties necessary in order to terminate the rights and responsibilities of the Subservicer from the Company's own funds without reimbursement from the Purchaser.

      Notwithstanding any of the provisions of this Agreement relating to agreements or arrangements between the Company and the Subservicer or any reference herein to actions taken through the Subservicer or otherwise, the Company shall not be relieved of its obligations to the Purchaser and shall be obligated to the same extent and under the same terms and conditions as if it alone were servicing and administering the Mortgage Loans. The Company shall be entitled to enter into an agreement with the Subservicer for indemnification of the Company by the Subservicer and nothing contained in this Agreement shall be deemed to limit or modify such indemnification. The Company will indemnify and hold Purchaser harmless from any loss, liability or expense arising out of its use of a Subservicer to perform any of its servicing duties, responsibilities and obligations hereunder.

      Any Subservicing Agreement and any other transactions or services relating to the Mortgage Loans involving the Subservicer shall be deemed to be between the Subservicer and Company alone, and the Purchaser shall have no obligations, duties or liabilities with respect to the Subservicer including no obligation, duty or liability of Purchaser to pay the Subservicer's fees and expenses. For purposes of distributions and advances by the Company pursuant to this Agreement, the Company shall be deemed to have received a payment on a Mortgage Loan when the Subservicer has received such payment.

      Section 4.02      Collection of Mortgage Loan Payments.

      Continuously from the date hereof until the date each Mortgage Loan ceases to be subject to this Agreement, the Company will proceed diligently to collect all payments due under each Mortgage Loan when the same shall become due and payable and shall, to the extent such procedures shall be consistent with this Agreement, Accepted Servicing Practices, and the terms and provisions of any related Primary Mortgage Insurance Policy, follow such collection procedures as it follows with respect to mortgage loans comparable to the Mortgage Loans and held for its own account. Further, the Company will take special care in ascertaining and estimating annual escrow payments, and all other charges that, as provided in the Mortgage, will become due and payable, so that the installments payable by the Mortgagors will be sufficient to pay such charges as and when they become due and payable.


                                       39
(page)

      In no event will the Company waive its right to any prepayment penalty or premium without the prior written consent of Purchaser and Company will use diligent efforts to collect same when due except as otherwise provided in the prepayment penalty rider to the Mortgage.

      Section 4.03      Realization Upon Defaulted Mortgage

      The Company shall use its best efforts, consistent with the procedures that the Company would use in servicing loans for its own account, consistent with Accepted Servicing Practices, any Primary Mortgage Insurance Policies and the best interest of Purchaser, to foreclose upon or otherwise comparably convert the ownership of properties securing such of the Mortgage Loans as come into and continue in default and as to which no satisfactory arrangements can be made for collection of delinquent payments pursuant to
Section 4.01. Foreclosure or comparable proceedings shall be initiated within ninety (90) days of default for Mortgaged Properties for which no satisfactory arrangements can be made for collection of delinquent payments, subject to state and federal law and regulation. The Company shall use its best efforts to realize upon defaulted Mortgage Loans in such manner as will maximize the receipt of principal and interest by the Purchaser, taking into account, among other things, the timing of foreclosure proceedings. The foregoing is subject to the provisions that, in any case in which a Mortgaged Property shall have suffered damage, the Company shall not be required to expend its own funds toward the restoration of such property unless it shall determine in its discretion (i) that such restoration will increase the proceeds of liquidation of the related Mortgage Loan to the Purchaser after reimbursement to itself for such expenses, and (ii) that such expenses will be recoverable by the Company through Insurance Proceeds or Liquidation Proceeds from the related Mortgaged Property, as contemplated in Section
4.05.  Company  shall  obtain  prior  approval  of  Purchaser  as to repair or restoration expenses in excess of ten thousand dollars ($10,000). The Company shall notify the Purchaser in writing of the commencement of foreclosure proceedings and not less than 5 days prior to the acceptance or rejection of any offer of reinstatement. The Company shall be responsible for all costs and expenses incurred by it in any such proceedings or functions; provided, however, that it shall be entitled to reimbursement thereof from the related property, as contemplated in Section 4.05. Notwithstanding anything to the contrary contained herein, in connection with a foreclosure or acceptance of a deed in lieu of foreclosure, in the event the Company has reasonable cause to believe that a Mortgaged Property is contaminated by hazardous or toxic substances or wastes, or if the Purchaser otherwise requests an environmental inspection or review of such Mortgaged
Property, such an inspection or review is to be conducted by a qualified inspector at the Purchaser's expense. Upon completion of the inspection, the Company shall promptly provide the Purchaser with a written report of the environmental inspection. After reviewing the environmental inspection report, the Purchaser shall determine how the Company shall proceed with respect to the Mortgaged Property.


                                       40
(page)

      Notwithstanding anything to the contrary contained herein, the Purchaser may, at the Purchaser's sole option, terminate the Company as servicer of any Mortgage Loan which becomes one-hundred twenty (120) days or greater delinquent in payment of a scheduled Monthly Payment, without payment of any termination fee with respect thereto, provided that the Company shall on the date said termination takes effect be reimbursed for any unreimbursed advances of the Company's funds made pursuant to Section 5.03 and any unreimbursed Servicing Advances and Servicing Fees in each case relating to the Mortgage Loan underlying such delinquent Mortgage Loan notwithstanding anything to the contrary set forth in Section 4.05. In the event of any such termination, the provisions of Section 11.01 hereof shall apply to said termination and the transfer of servicing responsibilities with respect to such delinquent Mortgage Loan to the Purchaser or its designee.

      In the event that a Mortgage Loan becomes part of a REMIC, and becomes REO Property, such property shall be disposed of by the Company, with the consent of Purchaser as required pursuant to this Agreement, before the close of the third taxable year following the taxable year in which the Mortgage Loan became an REO Property, unless the Company provides to the trustee under such REMIC an opinion of counsel to the effect that the holding of such REO Property subsequent to the close of the third taxable year following the taxable year in which the Mortgage Loan became an REO Property, will not result in the imposition of taxes on "prohibited transactions" as defined in
Section 860F of the Code, or cause the transaction to fail to qualify as a REMIC at any time that certificates are outstanding. Company shall manage, conserve, protect and operate each such REO Property for the certificateholders solely for the purpose of its prompt disposition and sale in a manner which does not cause such property to fail to qualify as "foreclosure property" within the meaning of Section 860F(a)(2)(E) of the Code, or any "net income from foreclosure property" which is subject to taxation under the REMIC provisions of the Code. Pursuant to its efforts to sell such property, the Company shall either itself or through an agent selected by Company, protect and conserve such property in the same manner and to such an extent as is customary in the locality where such property is located. Additionally, Company shall perform the tax withholding and reporting related to Sections 1445 and 6050J of the Code.

      Section 4.04      Establishment  of  Custodial  Accounts;   Deposits  in
Custodial Accounts.

      The Company shall segregate and hold all funds collected and received pursuant to each Mortgage Loan separate and apart from any of its own funds and general assets and shall establish and maintain one or more Custodial Accounts. The Custodial Account shall be an Eligible Account. Funds deposited in the Custodial Account, which shall be deposited within 24 hours of receipt, shall at all times be insured by the FDIC up to the FDIC insurance limits, or must be invested in Permitted Investments for the benefit of the Purchaser. Funds deposited in the Custodial Account may be drawn on by the Company in accordance with Section 4.05. The creation of any Custodial Account shall be evidenced by a letter agreement in the form shown in Exhibit B hereto. The original of such letter agreement shall be furnished to the Purchaser on the Closing Date, and upon the request of any subsequent Purchaser.

      The Company shall deposit in the Custodial Account on a daily basis, and retain therein the following payments and collections received or made by it subsequent to the Cut-off Date, or received by it prior to the Cut-off Date but allocable to a period subsequent thereto, other than in respect of principal and interest on the Mortgage Loans due on or before the Cut-off
Date:


                                       41
(page)

      (i)  all  payments  on  account  of   principal,   including   Principal
Prepayments, on the Mortgage Loans;

      (ii) all payments on account of interest on the Mortgage Loans adjusted to the Mortgage Loan Remittance Rate;

      (iii) all Liquidation Proceeds;

      (iv) any amounts required to be deposited by the Company in connection with any REO Property pursuant to Section 4.13 and in connection therewith, the Company shall provide the Purchaser with written detail itemizing all of such amounts;

      (v) all Insurance Proceeds including amounts required to be deposited pursuant to Sections 4.08, 4.10 and 4.11, other than proceeds to be held in the Escrow Account and applied to the restoration or repair of the Mortgaged Property or released to the Mortgagor in accordance with Accepted Servicing Practices, the Mortgage Loan Documents or applicable law;

      (vi) all Condemnation Proceeds affecting any Mortgaged Property which are not released to the Mortgagor in accordance with Accepted Servicing Practices, the loan documents or applicable law;

      (vii) any Monthly Advances;

      (viii) with respect to each full or partial Principal Prepayment, any Prepayment Interest Shortfalls, to the extent of the Company's aggregate Servicing Fee received with respect to the related Prepayment Period;

      (ix) any amounts  required to be  deposited  by the Company  pursuant to
Section 4.10 in connection with the deductible clause in any blanket hazard insurance policy, such deposit shall be made from the Company's own funds, without reimbursement therefor; and

      (x) any amounts required to be deposited in the Custodial Account pursuant to Section 4.01, 4.13 or 6.02.

            The foregoing requirements for deposit in the Custodial Account shall be exclusive, it being understood and agreed that, without limiting the generality of the foregoing, payments in the nature of late payment charges and assumption fees, to the extent permitted by Section 6.01, need not be deposited by the Company in the Custodial Account. Any interest paid on funds deposited in the Custodial Account by the depository institution shall accrue to the benefit of the Company and the Company shall be entitled to retain and withdraw such interest from the Custodial Account pursuant to
Section 4.05 (iv). The Purchaser shall not be responsible for any losses suffered with respect to investment of funds in the Custodial Account.


                                       42
(page)

      Section 4.05      Permitted Withdrawals From the Custodial Account.

      The Company may, from time to time, withdraw from the Custodial Account for the following purposes:

      (i) to make payments to the Purchaser in the amounts and in the manner provided for in Section 5.01;

      (ii) to reimburse itself for Monthly Advances, the Company's right to reimburse itself pursuant to this subclause (ii) being limited to amounts received on the related Mortgage Loan which represent late collections (net of the related Servicing Fees) of principal and/or interest respecting which any such advance was made, it being understood that, in the case of such reimbursement, the Company's right thereto shall be prior to the rights of the Purchaser, except that, where the Company is required to repurchase a Mortgage Loan, pursuant to Section 3.03, the Company's right to such reimbursement shall be subsequent to the payment to the Purchaser of the Repurchase Price pursuant to such Section and all other amounts required to be paid to the Purchaser with respect to such Mortgage Loan;

      (iii) to reimburse itself for unreimbursed Servicing Advances and any unpaid Servicing Fees(or REO administration fees described in Section 4.13), the Company's right to reimburse itself pursuant to this subclause (iii) with respect to any Mortgage Loan being limited to related proceeds from Liquidation Proceeds, Condemnation Proceeds and Insurance Proceeds in accordance with the relevant provisions of the Fannie Mae Guides or as otherwise set forth in this Agreement; any recovery shall be made upon liquidation of the REO Property;

      (iv) to pay to itself as part of its servicing compensation (a) any interest earned on funds in the Custodial Account (all such interest to be withdrawn monthly not later than each Remittance Date), and (b) the Servicing Fee from that portion of any payment or recovery as to interest with respect to a particular Mortgage Loan;

      (v) to pay to itself with respect to each Mortgage Loan that has been repurchased pursuant to Section 3.03 all amounts received thereon and not distributed as of the date on which the related repurchase price is determined,

      (vi)  to transfer funds to another  Eligible  Account in accordance with
Section 4.09 hereof;

      (vii) to remove funds inadvertently placed in the Custodial Account by the Company; and


                                       43
(page)

      (vi) to clear and terminate the Custodial Account upon the termination of this Agreement.

      Section 4.06      Establishment of Escrow  Accounts;  Deposits in Escrow
Accounts.

      The Company shall segregate and hold all funds collected and received pursuant to each Mortgage Loan which constitute Escrow Payments separate and apart from any of its own funds and general assets and shall establish and maintain one or more Escrow Accounts. The Escrow Account shall be an Eligible Account. Funds deposited in each Escrow Account shall at all times be insured in a manner to provide maximum insurance under the insurance limitations of the FDIC, or must be invested in Permitted Investments. Funds deposited in the Escrow Account may be drawn on by the Company in accordance with Section 4.07. The creation of any Escrow Account shall be evidenced by a letter agreement in the form shown in Exhibit C. The original of such letter agreement shall be furnished to the Purchaser on the Closing Date, and upon request to any subsequent purchaser.

      The Company shall deposit in the Escrow Account or Accounts on a daily basis, and retain therein:

      (i) all Escrow Payments collected on account of the Mortgage Loans, for the purpose of effecting timely payment of any such items as required under the terms of this Agreement;

      (ii) all Insurance Proceeds which are to be applied to the restoration or repair of any Mortgaged Property; and

      (iii) all Servicing Advances for Mortgagors whose Escrow Payments are insufficient to cover escrow disbursements.

            The Company shall make withdrawals from the Escrow Account only to effect such payments as are required under this Agreement, and for such other purposes as shall be as set forth or in accordance with Section 4.07. The Company shall be entitled to retain any interest paid on funds deposited in the Escrow Account by the depository institution other than interest on escrowed funds required by law to be paid to the Mortgagor and, to the extent required by law, the Company shall pay interest on escrowed funds to the Mortgagor notwithstanding that the Escrow Account is non-interest bearing or that interest paid thereon is insufficient for such purposes. The Purchaser shall not be responsible for any losses suffered with respect to investment of funds in the Escrow Account.

      Section 4.07      Permitted Withdrawals From Escrow Account.

      Withdrawals from the Escrow Account may be made by Company only:


                                       44
(page)

      (i) to effect timely payments of ground rents, taxes, assessments, water rates, Primary Mortgage Insurance Policy premiums, if applicable, fire and hazard insurance premiums, condominium assessments and comparable items;

      (ii) to reimburse Company for any Servicing Advance made by Company with respect to a related Mortgage Loan but only from amounts received on the related Mortgage Loan which represent late payments or collections of Escrow Payments thereunder;

      (iii) to refund to the Mortgagor any funds as may be determined to be overages;

      (iv) for transfer to the Custodial Account in accordance with the terms of this Agreement;

      (v)   for   application  to  restoration  or  repair  of  the  Mortgaged
Property;

      (vi) to pay to the Company, or to the Mortgagor to the extent required by law, any interest paid on the funds deposited in the Escrow Account;

      (vii) to clear and terminate the Escrow Account on the termination of this Agreement. As part of its servicing duties, the Company shall pay to the Mortgagors interest on funds in Escrow Account, to the extent required by law, and to the extent that interest earned on funds in the Escrow Account is insufficient, shall pay such interest from its own funds, without any reimbursement therefor; and

      (viii) to pay to the Mortgagors or other parties Insurance Proceeds deposited in accordance with Section 4.06.

      Section 4.08      Payment  of  Taxes,   Insurance  and  Other   Charges;
      Maintenance  of  Primary  Mortgage   Insurance   Policies;   Collections
      Thereunder.

      With respect to each Mortgage Loan, the Company shall maintain accurate records reflecting the status of ground rents, taxes, assessments, water rates and other charges which are or may become a lien upon the Mortgaged Property and the status of primary mortgage insurance premiums and fire and hazard insurance coverage and shall obtain, from time to time, all bills for the payment of such charges, including renewal premiums and shall effect payment thereof prior to the applicable penalty or termination date and at a time appropriate for securing maximum discounts allowable, employing for such purpose deposits of the Mortgagor in the Escrow Account which shall have been estimated and accumulated by the Company in amounts sufficient for such purposes, as allowed under the terms of the Mortgage or applicable law. To the extent that the Mortgage does not provide for Escrow Payments, the Company shall determine that any such payments are made by the Mortgagor at the time they first become due. The Company assumes full responsibility for the timely payment of all such bills and shall effect timely payments of all such bills irrespective of the Mortgagor's faithful performance in the payment of same or the making of the Escrow Payments and shall make advances from its own funds to effect such payments.


                                       45
(page)

      The  Company  will  maintain in full force and effect  Primary  Mortgage
Insurance Policies issued by a Qualified Insurer with respect to each Mortgage Loan for which such coverage is herein required. Such coverage will be terminated only with the approval of Purchaser, or as required by applicable law or regulation. The Company will not cancel or refuse to renew any Primary Mortgage Insurance Policy in effect on the Closing Date that is required to be kept in force under this Agreement unless a replacement Primary Mortgage Insurance Policy for such canceled or nonrenewed policy is obtained from and maintained with a Qualified Insurer. The Company shall not take any action which would result in non-coverage under any applicable Primary Mortgage Insurance Policy of any loss which, but for the actions of the Company would have been covered thereunder. In connection with any assumption or substitution agreement entered into or to be entered into pursuant to Section 6.01, the Company shall promptly notify the insurer under the related Primary Mortgage Insurance Policy, if any, of such assumption or substitution of liability in accordance with the terms of such policy and shall take all actions which may be required by such insurer as a condition to the continuation of coverage under the Primary Mortgage Insurance Policy. If such Primary Mortgage Insurance Policy is terminated as a result of such assumption or substitution of liability, the Company shall obtain a replacement Primary Mortgage Insurance Policy as provided above.

      In connection with its activities as servicer, the Company agrees to prepare and present, on behalf of itself and the Purchaser, claims to the insurer under any Private Mortgage Insurance Policy in a timely fashion in accordance with the terms of such Primary Mortgage Insurance Policy and, in this regard, to take such action as shall be necessary to permit recovery under any Primary Mortgage Insurance Policy respecting a defaulted Mortgage Loan. Pursuant to Section 4.04, any amounts collected by the Company under any Primary Mortgage Insurance Policy shall be deposited in the Custodial Account, subject to withdrawal pursuant to Section 4.05.

      Section 4.09      Transfer of Accounts.

      The Company may transfer the Custodial Account or the Escrow Account to a different Eligible Account from time to time. Such transfer shall be made only upon obtaining the prior written consent of the Purchaser, which consent will not be unreasonably withheld.

      Section 4.10      Maintenance of Hazard Insurance.


                                       46
(page)

      The Company shall cause to be maintained for each Mortgage Loan fire and hazard insurance with extended coverage as is acceptable to Fannie Mae or FHLMC and customary in the area where the Mortgaged Property is located in an amount which is equal to the lesser of (i) the maximum insurable value of the improvements securing such Mortgage Loan or (ii) the greater of (a) the outstanding principal balance of the Mortgage Loan, and (b) an amount such that the proceeds thereof shall be sufficient to prevent the Mortgagor and/or the mortgagee from becoming a co-insurer. If required by the Flood Disaster Protection Act of 1973, as amended, each Mortgage Loan shall be covered by a flood insurance policy meeting the requirements of the current guidelines of the Federal Insurance Administration in effect with an insurance carrier acceptable to Fannie Mae or FHLMC, in an amount representing coverage not less than the least of (i) the outstanding principal balance of the Mortgage Loan, (ii) the maximum insurable value of the improvements securing such Mortgage Loan or (iii) the maximum amount of insurance which is available under the Flood Disaster Protection Act of 1973, as amended. If at any time during the term of the Mortgage Loan, the Company determines in accordance with applicable law and pursuant to the Fannie Mae Guides that a Mortgaged Property is located in a special flood hazard area and is not covered by flood insurance or is covered in an amount less than the amount required by the Flood Disaster Protection Act of 1973, as amended, the Company shall notify the related Mortgagor that the Mortgagor must obtain such flood insurance coverage, and if said Mortgagor fails to obtain the required flood insurance coverage within forty-five (45) days after such notification, the Company shall immediately force place the required flood insurance on the Mortgagor's behalf. The Company shall also maintain on each REO Property, fire and hazard insurance with extended coverage in an amount which is at least equal to the maximum insurable value of the improvements which are a part of such property, and, to the extent required and available under the Flood Disaster Protection Act of 1973, as amended, flood insurance in an amount as provided above. Any amounts collected by the Company under any such policies other than amounts to be deposited in the Escrow Account and applied to the restoration or repair of the Mortgaged Property or REO Property, or released to the Mortgagor in accordance with Accepted Servicing Practices, shall be deposited in the Custodial Account, subject to withdrawal pursuant to Section 4.05. It is understood and agreed that no other additional insurance need be required by the Company of the Mortgagor or maintained on property acquired in respect of the Mortgage Loan, other than pursuant to this Agreement, the Fannie Mae Guides or such applicable state or federal laws and regulations as shall at any time be in force and as shall require such additional insurance. All such policies shall be endorsed with standard mortgagee clauses with loss payable to the Company and its successors and/or assigns and shall provide for at least thirty days prior written notice of any cancellation, reduction in the amount or material change in coverage to the Company. The Company shall not interfere with the Mortgagor's freedom of choice in selecting either his insurance carrier or agent, provided, however, that the Company shall not accept any such insurance policies from insurance companies unless such companies are Qualified Insurers.

      Section 4.11      Maintenance of Mortgage Impairment Insurance Policy.

      In the event that the Company shall obtain and maintain a blanket policy issued by an insurer acceptable to Fannie Mae or FHLMC insuring against hazard losses on all of the Mortgage Loans, then, to the extent such policy provides coverage in an amount equal to the amount required pursuant to Section 4.10 and otherwise complies with all other requirements of Section 4.10, it shall conclusively be deemed to have satisfied its obligations as set forth in Section 4.10, it being understood and agreed that such policy may contain a deductible clause, in which case the Company shall, in the event that there shall not have been maintained on the related Mortgaged Property or REO Property a policy complying with Section 4.10, and there shall have been a loss which would have been covered by such policy, deposit in the Custodial Account the amount not otherwise payable under the blanket policy because of such deductible clause. In connection with its activities as servicer of the Mortgage Loans, the Company agrees to prepare and present, on behalf of the Purchaser, claims under any such blanket policy in a timely fashion in accordance with the terms of such policy. Upon request of the Purchaser, the Company shall cause to be delivered to the Purchaser a certified true copy of such policy and shall use its best efforts to obtain a statement from the insurer thereunder that such policy shall in no event be terminated or materially modified without thirty (30) days' prior written notice to the Purchaser.


                                       47
(page)

      Section 4.12      Fidelity Bond, Errors and Omissions Insurance.

      The Company shall maintain, at its own expense, a blanket fidelity bond and an errors and omissions insurance policy, with broad coverage with responsible companies on all officers, employees or other persons acting in any capacity with regard to the Mortgage Loan to handle funds, money, documents and papers relating to the Mortgage Loan. The Fidelity Bond shall be in the form of the Mortgage Banker's Blanket Bond and shall protect and insure the Company against losses, including forgery, theft, embezzlement and fraud of such persons. The errors and omissions insurance shall protect and insure the Company against losses arising out of errors and omissions and negligent acts of such persons. Such errors and omissions insurance shall also protect and insure the Company against losses in connection with the failure to maintain any insurance policies required pursuant to this Agreement and the release or satisfaction of a Mortgage Loan without having obtained payment in full of the indebtedness secured thereby. No provision of this Section 4.12 requiring the Fidelity Bond or errors and omissions insurance shall diminish or relieve the Company from its duties and obligations as set forth in this Agreement. The minimum coverage under any such bond and insurance policy shall be at least equal to the corresponding amounts required by Fannie Mae in the Fannie Mae Guides. Upon request by the Purchaser, the Company shall deliver to the Purchaser a certificate from the surety and the insurer as to the existence of the Fidelity Bond and errors and omissions insurance policy. Such Fidelity Bond or insurance policy shall in no event be terminated or materially modified without thirty (30) days' prior written notice to the Purchaser. The Company shall notify the Purchaser within five (5) business days of receipt of notice that such Fidelity Bond or insurance policy will be, or has been, materially modified or terminated. The Purchaser (or any party having the status of Purchaser hereunder) and any subsidiary thereof and their successors or assigns as their interests may appear must be named as loss payees on the Fidelity Bond and as additional insured on the errors and omissions policy. Upon request by Purchaser, Company shall provide Purchaser with an insurance certificate certifying coverage under this Section 4.12, and will provide an update to such certificate upon request, or upon renewal or material modification of coverage.

      Section 4.13      Title, Management and Disposition of REO Property.

      In the event that title to the Mortgaged Property is acquired in foreclosure or by deed in lieu of foreclosure, the deed or certificate of sale shall be taken in the name of the Purchaser or its designee, or in the event the Purchaser or its designee is not authorized or permitted to hold title to real property in the state where the REO Property is located, or would be adversely affected under the "doing business" or tax laws of such state by so holding title, the deed or certificate of sale shall be taken in the name of such Person or Persons as shall be consistent with an opinion of counsel obtained by the Company from an attorney duly licensed to practice law in the state where the REO Property is located. Any Person or Persons holding such title other than the Purchaser shall acknowledge in writing that such title is being held as nominee for the benefit of the Purchaser.


                                       48
(page)

      The Company shall notify the Purchaser in accordance with the Fannie Mae Guides of each acquisition of REO Property upon such acquisition (and, in any event, shall provide notice of the consummation of any foreclosure sale within three (3) Business Days of the date Company receives notice of such consummation), together with a copy of the drive by appraisal or brokers price opinion of the Mortgaged Property obtained in connection with such acquisition, and thereafter assume the responsibility for marketing such REO property in accordance with Accepted Servicing Practices. Thereafter, the Company shall continue to provide certain administrative services to the Purchaser relating to such REO Property as set forth in this Section 4.13. No Servicing Fee shall be assessed or otherwise accrue on any REO Property from and after the date on which it becomes an REO Property.

      The Company shall, either itself or through an agent selected by the Company, and in accordance with the Fannie Mae Guides manage, conserve, protect and operate each REO Property in the same manner that it manages, conserves, protects and operates other foreclosed property for its own account, and in the same manner that similar property in the same locality as the REO Property is managed. The Company shall cause each REO Property to be inspected promptly upon the acquisition of title thereto and shall cause each REO Property to be inspected at least monthly thereafter or more frequently as required by the circumstances. The Company shall make or cause to be made a written report of each such inspection. Such reports shall be retained in the Mortgage File and copies thereof shall be forwarded by the Company to the Purchaser.

      The Company shall use its best efforts to dispose of the REO Property as soon as possible and shall sell such REO Property in any event within one year after title has been taken to such REO Property, unless the Company determines, and gives an appropriate notice to the Purchaser to such effect, that a longer period is necessary for the orderly liquidation of such REO Property. If a longer period than one (1) year is permitted under the foregoing sentence and is necessary to sell any REO Property, the Company shall report monthly to the Purchaser as to the progress being made in selling such REO Property. No REO Property shall be marketed for less than the Appraised Value, without the prior consent of Purchaser. No REO Property shall be sold for less than ninety five percent (95%) of its Appraised Value, without the prior consent of Purchaser. All requests for reimbursement of Servicing Advances shall be in accordance with the Fannie Mae Guides. The disposition of REO Property shall be carried out by the Company at such price, and upon such terms and conditions, as the Company deems to be in the best interests of the Purchaser (subject to the above conditions) only with the prior written consent of the Purchaser. Company shall provide monthly reports to Purchaser in reference to the status of the marketing of the REO Properties.

      Notwithstanding anything to the contrary contained herein, the Purchaser may, at the Purchaser's sole option, terminate the Company as servicer of any such REO Property without payment of any termination fee with respect thereto, provided that the Company shall on the date said termination takes effect be reimbursed for any unreimbursed advances of the Company's funds made pursuant to Section 5.03 and any unreimbursed Servicing Advances and Servicing Fees in each case relating to the Mortgage Loan underlying such REO Property notwithstanding anything to the contrary set forth in Section
4.05. In the event of any such termination, the provisions of Section 11.01 hereof shall apply to said termination and the transfer of servicing responsibilities with respect to such REO Property to the Purchaser or its designee. Within five Business Days of any such termination, the Company shall, if necessary convey such property to the Purchaser and shall further provide the Purchaser with the following information regarding the subject REO Property: the related drive by appraisal or brokers price opinion, and copies of any related Mortgage Impairment Insurance Policy claims. In addition, within five Business Days, the Company shall provide the Purchaser with the following information regarding the subject REO Property: the related trustee's deed upon sale and copies of any related hazard insurance claims, or repair bids.


                                       49
(page)

      Section 4.14      Notification of Maturity Date.

       With respect to each Mortgage Loan, the Company shall execute and deliver to the Mortgagor any and all necessary notices required under applicable law and the terms of the related Mortgage Note and Mortgage regarding the maturity date if required under applicable law.

                                  ARTICLE V

                          PAYMENTS TO THE PURCHASER

      Section 5.01      Distributions.

      On each Remittance Date, the Company shall distribute by wire transfer of immediately available funds to the Purchaser (i) all amounts credited to the Custodial Account as of the close of business on the preceding Determination Date, net of charges against or withdrawals from the Custodial Account pursuant to Section 4.05, plus (ii) all Monthly Advances, if any, which the Company is obligated to distribute pursuant to Section 5.03, plus,
(iii) interest at the Mortgage Loan Remittance Rate on any Principal Prepayment from the date of such Principal Prepayment through the end of the month for which disbursement is made provided that the Company's obligation as to payment of such interest shall be limited to the Servicing Fee earned during the month of the distribution, minus (iv) any amounts attributable to Monthly Payments collected but due on a Due Date or Dates subsequent to the preceding Determination Date, which amounts shall be remitted on the Remittance Date next succeeding the Due Period for such amounts. It is understood that, by operation of Section 4.04, the remittance on the first Remittance Date with respect to Mortgage Loans purchased pursuant to the related Term Sheet is to include principal collected after the Cut-off Date through the preceding Determination Date plus interest, adjusted to the Mortgage Loan Remittance Rate collected through such Determination Date exclusive of any portion thereof allocable to the period prior to the Cut-off Date, with the adjustments specified in clauses (ii), (iii) and (iv) above.

      With respect to any remittance received by the Purchaser after the Remittance Date, the Company shall pay to the Purchaser interest on any such late payment at an annual rate equal to the Prime Rate, adjusted as of the date of each change, plus three (3) percentage points, but in no event greater than the maximum amount permitted by applicable law. Such interest shall cover the period commencing with the day following the Business Day such payment was due and ending with the Business Day on which such payment is made to the Purchaser, both inclusive. The payment by the Company of any such interest shall not be deemed an extension of time for payment or a waiver of any Event of Default by the Company. On each Remittance Date, the Company shall provide a remittance report detailing all amounts being remitted pursuant to this Section 5.01.


                                       50
(page)

      Section 5.02      Statements to the Purchaser.

      The Company shall furnish to Purchaser an individual loan accounting report, as of the last Business Day of each month, in the Company's assigned loan number order to document Mortgage Loan payment activity on an individual Mortgage Loan basis. With respect to each month, the corresponding individual loan accounting report shall be received by the Purchaser no later than the fifth Business Day of the following month on a disk or tape or other computer-readable format in such format as may be mutually agreed upon by both Purchaser and Company, and shall contain the following:

      (i) with respect to each Monthly Payment, the amount of such remittance allocable to principal (including a separate breakdown of any Principal Prepayment, including the date of such prepayment, and any prepayment penalties or premiums, along with a detailed report of interest on principal prepayment amounts remitted in accordance with Section 4.04);

      (ii)  with  respect  to  each  Monthly  Payment,   the  amount  of  such
remittance allocable to interest;

      (iii) the amount of servicing compensation received by the Company during the prior distribution period;

      (iv)  the aggregate Stated Principal Balance of the Mortgage Loans;

      (v) the aggregate of any expenses reimbursed to the Company during the prior distribution period pursuant to Section 4.05;

      (vi) the number and aggregate outstanding principal balances of Mortgage Loans (a) delinquent (1) 30 to 59 days, (2) 60 to 89 days, (3) 90 days or more; (b) as to which foreclosure has commenced; and (c) as to which REO Property has been acquired;

      (vii) with respect to each Mortgage Loan whose Mortgagor is receiving relief under the Soldier's and Sailor's Civil Relief Act of 1940: (a) an indication that the Mortgage Loan is subject to such relief, (b) the new Mortgage Interest Rate as a result of such relief, and (c) the old Mortgage Interest Rate prior to such relief; and


                                       51
(page)

      (viii) with respect to each Mortgage Loan whose Mortgagor is no longer receiving relief under the Soldier's and Sailor's Civil Relief Act of 1940: (a) an indication that the Mortgage Loan is no longer subject to such relief, (b) the new Mortgage Interest Rate since such relief has been waived, and (c) the old Mortgage Interest Rate while such relief was granted.

      The Company shall also provide a trial balance, sorted in Purchaser's assigned loan number order, in the form of Exhibit E hereto, with each such Report.

      The Company shall prepare and file any and all information statements or other filings required to be delivered to any governmental taxing authority or to Purchaser pursuant to any applicable law with respect to the Mortgage Loans and the transactions contemplated hereby. In addition, the Company shall provide Purchaser with such information concerning the Mortgage Loans as is necessary for Purchaser to prepare its federal income tax return as Purchaser may reasonably request from time to time.

      Section 5.03      Monthly Advances by the Company.

      Not later than the close of business on the Business Day preceding each Remittance Date, the Company shall deposit in the Custodial Account an amount equal to all payments not previously advanced by the Company, whether or not deferred pursuant to Section 4.01, of principal (due after the Cut-off Date) and interest not allocable to the period prior to the Cut-off Date, adjusted to the Mortgage Loan Remittance Rate, which were due on a Mortgage Loan and delinquent at the close of business on the related Determination Date.

      The Company's obligation to make such Monthly Advances as to any Mortgage Loan will continue through the last Monthly Payment due prior to the payment in full of the Mortgage Loan, or through the Remittance Date prior to the date on which the Mortgaged Property liquidates (including Insurance Proceeds, proceeds from the sale of REO Property or Condemnation Proceeds) with respect to the Mortgage Loan unless the Company deems such advance to be nonrecoverable. In such event, the Company shall deliver to the Purchaser an Officer's Certificate of the Company to the effect that an officer of the Company has reviewed the related Mortgage File and has made the reasonable determination that any additional advances are nonrecoverable.

      Section 5.04      Liquidation Reports.

      Upon the foreclosure sale of any Mortgaged Property or the acquisition thereof by the Purchaser pursuant to a deed-in-lieu of foreclosure, the Company shall submit to the Purchaser a liquidation report with respect to such Mortgaged Property in a form mutually acceptable to Company and Purchaser. The Company shall also provide reports on the status of REO Property containing such information as Purchaser may reasonably require.

                                  ARTICLE VI

                         GENERAL SERVICING PROCEDURES


                                       52
(page)

      Section 6.01      Assumption Agreements.

      The Company will, to the extent it has knowledge of any conveyance or prospective conveyance by any Mortgagor of the Mortgaged Property (whether by absolute conveyance or by contract of sale, and whether or not the Mortgagor remains or is to remain liable under the Mortgage Note and/or the Mortgage), exercise its rights to accelerate the maturity of such Mortgage Loan under any "due-on-sale" clause to the extent permitted by law; provided, however, that the Company shall not exercise any such rights if prohibited by law or the terms of the Mortgage Note from doing so or if the exercise of such rights would impair or threaten to impair any recovery under the related Primary Mortgage Insurance Policy, if any. If the Company reasonably believes it is unable under applicable law to enforce such "due-on-sale" clause, the Company, with the approval of the Purchaser, will enter into an assumption agreement with the person to whom the Mortgaged Property has been conveyed or is proposed to be conveyed, pursuant to which such person becomes liable under the Mortgage Note and, to the extent permitted by applicable state law, the Mortgagor remains liable thereon. Where an assumption is allowed pursuant to this Section 6.01, the Company, with the prior consent of the Purchaser and the primary mortgage insurer, if any, is authorized to enter into a substitution of liability agreement with the person to whom the Mortgaged Property has been conveyed or is proposed to be conveyed pursuant to which the original mortgagor is released from liability and such Person is substituted as mortgagor and becomes liable under the related Mortgage Note. Any such substitution of liability agreement shall be in lieu of an assumption agreement.

      In connection with any such assumption or substitution of liability, the Company shall follow the underwriting practices and procedures of the Company. With respect to an assumption or substitution of liability, the Mortgage Interest Rate borne by the related Mortgage Note, the amount of the Monthly Payment and the maturity date may not be changed (except pursuant to the terms of the Mortgage Note). If the credit of the proposed transferee does not meet such underwriting criteria, the Company diligently shall, to the extent permitted by the Mortgage or the Mortgage Note and by applicable law, accelerate the maturity of the Mortgage Loan. The Company shall notify the Purchaser that any such substitution of liability or assumption agreement has been completed by forwarding to the Purchaser the original of any such substitution of liability or assumption agreement, which document shall be added to the related Mortgage File and shall, for all purposes, be considered a part of such Mortgage File to the same extent as all other documents and instruments constituting a part thereof. All fees collected by the Company for entering into an assumption or substitution of liability agreement shall belong to the Company.

      Notwithstanding the foregoing paragraphs of this Section or any other provision of this Agreement, the Company shall not be deemed to be in default, breach or any other violation of its obligations hereunder by reason of any assumption of a Mortgage Loan by operation of law or any assumption which the Company may be restricted by law from preventing, for any reason whatsoever. For purposes of this Section 6.01, the term "assumption" is deemed to also include a sale of the Mortgaged Property subject to the Mortgage that is not accompanied by an assumption or substitution of liability agreement.


                                       53
(page)

      Section 6.02      Satisfaction  of  Mortgages  and  Release of  Mortgage
Files.

      Upon the payment in full of any Mortgage Loan, or the receipt by the Company of a notification that payment in full will be escrowed in a manner customary for such purposes, the Company will immediately notify the Purchaser by a certification, which certification shall include a statement to the effect that all amounts received or to be received in connection with such payment which are required to be deposited in the Custodial Account pursuant to Section 4.04 have been or will be so deposited, of a Servicing Officer and shall request delivery to it of the portion of the Mortgage File held by the Purchaser. The Purchaser shall no later than five Business Days after receipt of such certification and request, release or cause to be released to the Company, the related Mortgage Loan Documents and, upon its receipt of such documents, the Company shall promptly prepare and deliver to the Purchaser the requisite satisfaction or release. No later than five (5) Business Days following its receipt of such satisfaction or release, the Purchaser shall deliver, or cause to be delivered, to the Company the release or satisfaction properly executed by the owner of record of the applicable mortgage or its duly appointed attorney in fact. No expense incurred in connection with any instrument of satisfaction or deed of reconveyance shall be chargeable to the Custodial Account.

      In the event the Company satisfies or releases a Mortgage without having obtained payment in full of the indebtedness secured by the Mortgage or should it otherwise prejudice any right the Purchaser may have under the mortgage instruments, the Company, upon written demand, shall remit within two (2) Business Days to the Purchaser the then outstanding principal balance of the related Mortgage Loan by deposit thereof in the Custodial Account. The Company shall maintain the Fidelity Bond and errors and omissions insurance insuring the Company against any loss it may sustain with respect to any Mortgage Loan not satisfied in accordance with the procedures set forth herein.

      From time to time and as appropriate for the servicing or foreclosure of the Mortgage Loan, including for the purpose of collection under any Primary Mortgage Insurance Policy, the Purchaser shall, upon request of the Company and delivery to the Purchaser of a servicing receipt signed by a Servicing Officer, release the portion of the Mortgage File held by the Purchaser to the Company. Such servicing receipt shall obligate the Company to return the related Mortgage documents to the Purchaser when the need therefor by the Company no longer exists, unless the Mortgage Loan has been liquidated and the Liquidation Proceeds relating to the Mortgage Loan have been deposited in the Custodial Account or the Mortgage File or such document has been delivered to an attorney, or to a public trustee or other public official as required by law, for purposes of initiating or pursuing legal action or other proceedings for the foreclosure of the Mortgaged Property either judicially or non-judicially, and the Company has delivered to the Purchaser a certificate of a Servicing Officer certifying as to the name and address of the Person to which such Mortgage File or such document was delivered and the purpose or purposes of such delivery. Upon receipt of a certificate of a Servicing Officer stating that such Mortgage Loan was liquidated, the servicing receipt shall be released by the Purchaser to the Company.


                                       54
(page)

      Section 6.03      Servicing Compensation.

      As compensation for its services hereunder, the Company shall be entitled to withdraw from the Custodial Account (to the extent of interest payments collected on the Mortgage Loans) or to retain from interest payments collected on the Mortgage Loans, the amounts provided for as the Company's Servicing Fee, subject to payment of compensating interest on Principal Prepayments as capped by the Servicing Fee pursuant to Section 5.01 (iii). Additional servicing compensation in the form of assumption fees, as provided in Section 6.01, and late payment charges or otherwise shall be retained by the Company to the extent not required to be deposited in the Custodial Account. No Servicing Fee shall be payable in connection with partial Monthly Payments. The Company shall be required to pay all expenses incurred by it in connection with its servicing activities hereunder and shall not be entitled to reimbursement therefor except as specifically provided for.

      Section 6.04      Annual Statement as to Compliance.

      The Company will deliver to the Purchaser not later than 90 days following the end of each fiscal year of the Company beginning in March, 2002, an Officers' Certificate stating, as to each signatory thereof, that
(i) a review of the activities of the Company during the preceding calendar year and of performance under this Agreement has been made under such officers' supervision, and (ii) to the best of such officers' knowledge, based on such review, the Company has fulfilled all of its obligations under this Agreement throughout such year, or, if there has been a default in the fulfillment of any such obligation, specifying each such default known to such officers and the nature and status of cure provisions thereof. Copies of such statement shall be provided by the Company to the Purchaser upon request.

      Section 6.05      Annual  Independent   Certified  Public   Accountants'
Servicing Report.

      Within ninety (90) days of Company's fiscal year end beginning in March, 2002 the Company at its expense shall cause a firm of independent public accountants which is a member of the American Institute of Certified Public Accountants to furnish a statement to the Purchaser to the effect that such firm has examined certain documents and records relating to the Company's servicing of mortgage loans of the same type as the Mortgage Loans pursuant to servicing agreements substantially similar to this Agreement, which agreements may include this Agreement, and that, on the basis of such an examination, conducted substantially in the uniform single audit program for mortgage bankers, such firm is of the opinion that the Company's servicing has been conducted in compliance with the agreements examined pursuant to this Section 6.05, except for (i) such exceptions as such firm shall believe to be immaterial, and (ii) such other exceptions as shall be set forth in such statement. Copies of such statement shall be provided by the Company to the Purchaser. In addition, on an annual basis, Company shall provided Purchaser with copies of its audited financial statements.

      Section 6.06      Purchaser's Right to Examine Company Records.


                                       55
(page)

      The Purchaser shall have the right to examine and audit upon reasonable notice to the Company, during business hours or at such other times as might be reasonable under applicable circumstances, any and all of the books, records, documentation or other information of the Company, or held by another for the Company or on its behalf or otherwise, which relates to the performance or observance by the Company of the terms, covenants or conditions of this Agreement.

      The Company shall provide to the Purchaser and any supervisory agents or examiners representing a state or federal governmental agency having jurisdiction over the Purchaser, including but not limited to OTS, FDIC and other similar entities, access to any documentation regarding the Mortgage Loans in the possession of the Company which may be required by any applicable regulations. Such access shall be afforded without charge, upon reasonable request, during normal business hours and at the offices of the Company, and in accordance with the federal government, FDIC, OTS, or any other similar regulations.

                                 ARTICLE VII

                      REPORTS TO BE PREPARED BY SERVICER

      Section 7.01      Company  Shall  Provide   Information   as  Reasonably
Required.

      The Company shall furnish to the Purchaser during the term of this Agreement, such periodic, special or other reports, information or documentation, whether or not provided for herein, as shall be necessary, reasonable or appropriate in respect to the Purchaser, or otherwise in respect to the Mortgage Loans and the performance of the Company under this Agreement, including any reports, information or documentation reasonably required to comply with any regulations regarding any supervisory agents or examiners of the Purchaser all such reports or information to be as provided by and in accordance with such applicable instructions and directions as the Purchaser may reasonably request in relation to this Agreement or the performance of the Company under this Agreement. The Company agrees to execute and deliver all such instruments and take all such action as the Purchaser, from time to time, may reasonably request in order to effectuate the purpose and to carry out the terms of this Agreement.

      In connection with marketing the Mortgage Loans, the Purchaser may make available to a prospective purchaser audited financial statements of the Company for the most recently completed two (2) fiscal years for which such statements are available, as well as a Consolidated Statement of Condition at the end of the last two (2) fiscal years covered by any Consolidated Statement of Operations. If it has not already done so, the Company shall furnish promptly to the Purchaser or a prospective purchaser copies of the statements specified above.


                                       56
(page)

      The Company shall make reasonably available to the Purchaser or any prospective Purchaser a knowledgeable financial or accounting officer for the purpose of answering questions and to permit any prospective purchaser to inspect the Company's servicing facilities for the purpose of satisfying such prospective purchaser that the Company has the ability to service the Mortgage Loans as provided in this Agreement.


                                       57
(page)

                                 ARTICLE VIII

                                 THE SERVICER

      Section 8.01      Indemnification; Third Party Claims.

      The Company agrees to indemnify the Purchaser and hold it harmless against any and all claims, losses, damages, penalties, fines, forfeitures, legal fees and related costs, judgments, and any other costs, fees and expenses that the Purchaser may sustain in any way related to the failure of the Company to observe and perform its duties, obligations, covenants, and agreements to service the Mortgage Loans in strict compliance with the terms of this Agreement. The Company agrees to indemnify the Purchaser and hold it harmless against any and all claims, losses, damages, penalties, fines, forfeitures, legal fees and related costs, judgments, and any other costs, fees and expenses that the Purchaser may sustain in any way related to the breach of a representation or warranty set forth in Sections 3.01 or 3.02 of this Agreement. The Company shall immediately notify the Purchaser if a claim is made by a third party against Company with respect to this Agreement or the Mortgage Loans, assume (with the consent of the Purchaser) the defense of any such claim and pay all expenses in connection therewith, including counsel fees, whether or not such claim is settled prior to judgment, and promptly pay, discharge and satisfy any judgment or decree which may be entered against it or the Purchaser in respect of such claim. The Company shall follow any written instructions received from the Purchaser in connection with such claim. The Purchaser shall promptly reimburse the Company for all amounts advanced by it pursuant to the two preceding sentences except when the claim relates to the failure of the Company to service and administer the Mortgages in strict compliance with the terms of this Agreement, the breach of representation or warranty set forth in Sections 3.01 or 3.02, or the gross negligence, bad faith or willful misconduct of Company. The provisions of this Section 8.01 shall survive termination of this Agreement.

      Section 8.02      Merger or Consolidation of the Company.

      The Company will keep in full effect its existence, rights and franchises as a corporation under the laws of the state of its incorporation except as permitted herein, and will obtain and preserve its qualification to do business as a foreign corporation in each jurisdiction in which such qualification is or shall be necessary to protect the validity and enforceability of this Agreement, or any of the Mortgage Loans and to perform its duties under this Agreement.

      Any Person into which the Company may be merged or consolidated, or any corporation resulting from any merger, conversion or consolidation to which the Company shall be a party, or any Person succeeding to the business of the Company whether or not related to loan servicing, shall be the successor of the Company hereunder, without the execution or filing of any paper or any further act on the part of any of the parties hereto, anything herein to the contrary notwithstanding; provided, however, that the successor or surviving Person shall be an institution (i) having a GAAP net worth of not less than $25,000,000, (ii) the deposits of which are insured by the FDIC, SAIF and/or BIF, and which is a HUD-approved mortgagee whose primary business is in origination and servicing of first lien mortgage loans, and (iii) who is a Fannie Mae or FHLMC approved seller/servicer in good standing.


                                       58
(page)

      Section 8.03      Limitation on Liability of the Company and Others.

      Neither the Company nor any of the officers, employees or agents of the Company shall be under any liability to the Purchaser for any action taken or for refraining from the taking of any action in good faith pursuant to this Agreement, or for errors in judgment made in good faith; provided, however, that this provision shall not protect the Company or any such person against any breach of warranties or representations made herein, or failure to perform its obligations in strict compliance with any standard of care set forth in this Agreement, or any liability which would otherwise be imposed by reason of negligence, bad faith or willful misconduct, or any breach of the terms and conditions of this Agreement. The Company and any officer, employee or agent of the Company may rely in good faith on any document of any kind prima facie properly executed and submitted by the Purchaser respecting any matters arising hereunder. The Company shall not be under any obligation to appear in, prosecute or defend any legal action which is not incidental to its duties to service the Mortgage Loans in accordance with this Agreement and which in its reasonable opinion may involve it in any expenses or liability; provided, however, that the Company may, with the consent of the Purchaser, undertake any such action which it may deem necessary or desirable in respect to this Agreement and the rights and duties of the parties hereto. In such event, the reasonable legal expenses and costs of such action and any liability resulting therefrom shall be expenses, costs and liabilities for which the Purchaser will be liable, and the Company shall be entitled to be reimbursed therefor from the Purchaser upon written demand.

      Section 8.04      Company Not to Assign or Resign.

      The Company shall not assign this Agreement or resign from the obligations and duties hereby imposed on it except by mutual consent of the Company and the Purchaser or upon the determination that its duties hereunder are no longer permissible under applicable law and such incapacity cannot be cured by the Company. Any such determination permitting the resignation of the Company shall be evidenced by an Opinion of Counsel to such effect delivered to the Purchaser which Opinion of Counsel shall be in form and substance acceptable to the Purchaser. No such resignation shall become effective until a successor shall have assumed the Company's responsibilities and obligations hereunder in the manner provided in Section 11.01.

      Section 8.05      No Transfer of Servicing.

      With respect to the retention of the Company to service the Mortgage Loans hereunder, the Company acknowledges that the Purchaser has acted in reliance upon the Company's independent status, the adequacy of its servicing facilities, plan, personnel, records and procedures, its integrity, reputation and financial standing and the continuance thereof. Without in any way limiting the generality of this Section, the Company shall not either assign this Agreement or the servicing hereunder or delegate its rights or duties hereunder or any portion thereof, without the prior written approval of the Purchaser, which consent shall not be unreasonably withheld.


                                       59
(page)

      Without in any way limiting the generality of this Section 8.05, in the event that the Company either shall assign this Agreement or the servicing responsibilities hereunder or delegate its duties hereunder or any portion thereof without (i) satisfying the requirements set forth herein or (ii) the prior written consent of the Purchaser, then the Purchaser shall have the right to terminate this Agreement, without any payment of any penalty or damages and without any liability whatsoever to the Company (other than with respect to accrued but unpaid Servicing Fees and Servicing Advances remaining unpaid) or any third party.


                                       60
(page)

                                  ARTICLE IX

                                   DEFAULT

      Section 9.01      Events of Default.

      In case one or more of the following Events of Default by the Company shall occur and be continuing, that is to say:

      (i) any failure by the Company to remit to the Purchaser any payment required to be made under the terms of this Agreement which continues unremedied for a period of one (1) Business Day after the date upon which written notice of such failure, requiring the same to be remedied, shall have been given to the Company by the Purchaser; or

      (ii) failure on the part of the Company duly to observe or perform in any material respect any other of the covenants or agreements on the part of the Company set forth in this Agreement which continues unremedied for a period of thirty (30) days after the date on which written notice of such failure, requiring the same to be remedied, shall have been given to the Company by the Purchaser; or

      (iii) a decree or order of a court or agency or supervisory authority having jurisdiction for the appointment of a conservator or receiver or liquidator in any insolvency, bankruptcy, readjustment of debt, marshalling of assets and liabilities or similar proceedings, or for the winding-up or liquidation of its affairs, shall have been entered against the Company and such decree or order shall have remained in force undischarged or unstayed for a period of sixty days; or

      (iv) the Company shall consent to the appointment of a conservator or receiver or liquidator in any insolvency, bankruptcy, readjustment of debt, marshalling of assets and liabilities or similar proceedings of or relating to the Company or of or relating to all or substantially all of its property; or

      (v) the Company shall admit in writing its inability to pay its debts generally as they become due, file a petition to take advantage of any applicable insolvency or reorganization statute, make an assignment for the benefit of its creditors, or voluntarily suspend payment of its obligations; or

      (vi) Company ceases to be approved by either Fannie Mae or FHLMC as a mortgage loan seller or servicer for more than thirty days; or

      (vii) the Company attempts to assign its right to servicing compensation hereunder or the Company attempts, without the consent of the Purchaser, to sell or otherwise dispose of all or substantially all of its property or assets or to assign this Agreement or the servicing responsibilities hereunder or to delegate its duties hereunder or any portion thereof; or


                                       61
(page)

      (viii) the Company ceases to be (a) licensed to service first lien residential mortgage loans in any jurisdiction in which a Mortgaged Property is located and such licensing is required, and (b) qualified to transact business in any jurisdiction where it is currently so qualified, but only to the extent such non-qualification materially and adversely affects the Company's ability to perform its obligations hereunder; or

      (ix) the Company fails to meet the eligibility criteria set forth in the last sentence of Section 8.02.

      Then, and in each and every such case, so long as an Event of Default shall not have been remedied, the Purchaser, by notice in writing to the Company (except in the case of an Event of Default under clauses (iii), (iv) or (v) above, in which case, automatically and without notice) Company may, in addition to whatever rights the Purchaser may have under Sections 3.03 and
8.01 and at law or equity or to damages, including injunctive relief and specific performance, terminate all the rights and obligations of the Company under this Agreement and in and to the Mortgage Loans and the proceeds thereof without compensating the Company for the same. On or after the receipt by the Company of such written notice (or, in the case of an Event of Default under clauses (iii), (iv) or (v) above, in which case, automatically and without notice), all authority and power of the Company under this Agreement, whether with respect to the Mortgage Loans or otherwise, shall pass to and be vested in the successor appointed pursuant to Section 11.01. Upon written request from the Purchaser, the Company shall prepare, execute and deliver, any and all documents and other instruments, place in such successor's possession all Mortgage Files, and do or accomplish all other acts or things necessary or appropriate to effect the purposes of such notice of termination, whether to complete the transfer and endorsement or assignment of the Mortgage Loans and related documents, or otherwise, at the Company's sole expense. The Company agrees to cooperate with the Purchaser and such successor in effecting the termination of the Company's responsibilities and rights hereunder, including, without limitation, the transfer to such successor for administration by it of all cash amounts which shall at the time be credited by the Company to the Custodial Account or Escrow Account or thereafter received with respect to the Mortgage Loans or any REO Property.

      Section 9.02      Waiver of Defaults.

      The Purchaser may waive only by written notice any default by the Company in the performance of its obligations hereunder and its consequences. Upon any such waiver of a past default, such default shall cease to exist, and any Event of Default arising therefrom shall be deemed to have been remedied for every purpose of this Agreement. No such waiver shall extend to any subsequent or other default or impair any right consequent thereon except to the extent expressly so waived in writing.

                                  ARTICLE X

                                 TERMINATION


                                       62
(page)

      Section 10.01     Termination.

      The respective obligations and responsibilities of the Company shall terminate upon: (i) the later of the final payment or other liquidation (or any advance with respect thereto) of the last Mortgage Loan and the disposition of all remaining REO Property and the remittance of all funds due hereunder; or (ii) by mutual consent of the Company and the Purchaser in writing; or (iii) termination with cause under the terms of this Agreement.

                                  ARTICLE XI

                           MISCELLANEOUS PROVISIONS

      Section 11.01     Successor to the Company.

      Prior to  termination  of  Company's  responsibilities  and duties under this Agreement pursuant to Sections 4.13, 8.04, 9.01, 10.01 (ii) or (iii), the Purchaser shall (i) succeed to and assume all of the Company's responsibilities, rights, duties and obligations under this Agreement, or
(ii) appoint a successor having the characteristics set forth in Section 8.02 hereof and which shall succeed to all rights and assume all of the responsibilities, duties and liabilities of the Company under this Agreement prior to the termination of Company's responsibilities, duties and liabilities under this Agreement. In connection with such appointment and assumption, the Purchaser may make such arrangements for the compensation of such successor out of payments on Mortgage Loans as the Purchaser and such successor shall agree. In the event that the Company's duties, responsibilities and liabilities under this Agreement should be terminated pursuant to the aforementioned Sections, the Company shall discharge such duties and responsibilities during the period from the date it acquires knowledge of such termination until the effective date thereof with the same degree of diligence and prudence which it is obligated to exercise under this Agreement, and shall take no action whatsoever that might impair or prejudice the rights or financial condition of its successor. The resignation or removal of Company pursuant to the aforementioned Sections shall not become effective until a successor shall be appointed pursuant to this Section and shall in no event relieve the Company of the representations and warranties made pursuant to Sections 3.01, 3.02 and 3.03 and the remedies available to the Purchaser thereunder and under Section 8.01, it being understood and agreed that the provisions of such Sections 3.01, 3.02, 3.03 and 8.01 shall be applicable to the Company notwithstanding any such resignation or termination of the Company, or the termination of this Agreement.

      Any successor appointed as provided herein shall execute, acknowledge and deliver to the Company and to the Purchaser an instrument accepting such appointment, whereupon such successor shall become fully vested with all the rights, powers, duties, responsibilities, obligations and liabilities of the Company, with like effect as if originally named as a party to this Agreement. Any termination or resignation of the Company or this Agreement pursuant to Section 4.13, 8.04, 9.01 or 10.01 shall not affect any claims that the Purchaser may have against the Company arising prior to any such termination or resignation.


                                       63
(page)

      The Company shall promptly deliver to the successor the funds in the Custodial Account and the Escrow Account and the Mortgage Files and related documents and statements held by it hereunder and the Company shall account for all funds. The Company shall execute and deliver such instruments and do such other things all as may reasonably be required to more fully and definitely vest and confirm in the successor all such rights, powers, duties, responsibilities, obligations and liabilities of the Company. The successor shall make arrangements as it may deem appropriate to reimburse the Company for unrecovered Servicing Advances which the successor retains hereunder and which would otherwise have been recovered by the Company pursuant to this Agreement but for the appointment of the successor servicer.

      Upon a successor's acceptance of appointment as such, the Company shall notify by mail the Purchaser of such appointment.

      Section 11.02     Amendment.

      This Agreement may be amended from time to time by the Company and the Purchaser by written agreement signed by the Company and the Purchaser.

      Section 11.03     [Reserved]

      Section 11.04     Governing Law.

      This Agreement and the related Term Sheet shall be governed by and construed in accordance with the laws of the State of New York except to the extent preempted by Federal law. The obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

      Section 11.05     Notices.

      Any demands, notices or other communications permitted or required hereunder shall be in writing and shall be deemed conclusively to have been given if personally delivered at or mailed by registered mail, postage prepaid, and return receipt requested or certified mail, return receipt requested, or transmitted by telex, telegraph or telecopier and confirmed by a similar mailed writing, as follows:

      (i)   if to the Company:

            SunTrust Mortgage, Inc.
            901 Semmes Avenue
            Richmond, Virginia 23224
            Attention:  Cari Overby
            Telecopier No.:  (804) 291-0484


                                       64
(page)

      (ii) if to the Purchaser:

            EMC Mortgage Corporation
            Mac Arthur Ridge II,
            909 Hidden Ridge Drive, Suite 200
            Irving, Texas 75038
            Attention:  Mr. Edward Raice
            Telecopier No.:  (972) 444-2810

            With a copy to:

            Bear Stearns Mortgage Capital Corporation
            245 Park Avenue
            New York, New York 10167
            Attention:  Mary Haggerty

or such other address as may hereafter be furnished to the other party by like notice. Any such demand, notice or communication hereunder shall be deemed to have been received on the date delivered to or received at the premises of the addressee (as evidenced, in the case of registered or certified mail, by the date noted on the return receipt).

      Section 11.06     Severability of Provisions.

      Any part, provision, representation or warranty of this Agreement and the related Term Sheet which is prohibited or which is held to be void or unenforceable shall be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof. Any part, provision, representation or warranty of this Agreement which is prohibited or unenforceable or is held to be void or unenforceable in any jurisdiction shall be ineffective, as to such jurisdiction, to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction as to any Mortgage Loan shall not invalidate or render unenforceable such provision in any other jurisdiction. To the extent permitted by applicable law, the parties hereto waive any provision of law that prohibits or renders void or unenforceable any provision hereof. If the invalidity of any part, provision, representation or warranty of this Agreement shall deprive any party of the economic benefit intended to be conferred by this Agreement, the parties shall negotiate, in good faith, to develop a structure the economic effect of which is nearly as possible the same as the economic effect of this Agreement without regard to such invalidity.

      Section 11.07     Exhibits.

      The exhibits to this Agreement are hereby incorporated and made a part hereof and are an integral part of this Agreement.

      Section 11.08     General Interpretive Principles.


                                       65
(page)

      For purposes of this Agreement, except as otherwise expressly provided or unless the context otherwise requires:

      (i) the terms defined in this Agreement have the meanings assigned to them in this Agreement and include the plural as well as the singular, and the use of any gender herein shall be deemed to include the other gender;

      (ii) accounting terms not otherwise defined herein have the meanings assigned to them in accordance with generally accepted accounting principles;

      (iii) references herein to "Articles", "Sections", Subsections", "Paragraphs", and other subdivisions without reference to a document are to designated Articles, Sections, Subsections, Paragraphs and other subdivisions of this Agreement;

      (iv)        a reference to a Subsection  without further  reference to a
Section is a reference to such Subsection as contained in the same Section in which the reference appears, and this rule shall also apply to Paragraphs and other subdivisions;

      (v) the words "herein", "hereof ", "hereunder" and other words of similar import refer to this Agreement as a whole and not to any particular provision;

      (vi)        the  term  "include"  or  "including"   shall  mean  without
limitation by reason of enumeration; and

      (viii) headings of the Articles and Sections in this Agreement are for reference purposes only and shall not be deemed to have any substantive effect.

      Section 11.09     Reproduction of Documents.

      This Agreement and all documents relating thereto, including, without limitation, (i) consents, waivers and modifications which may hereafter be executed, (ii) documents received by any party at the closing, and (iii) financial statements, certificates and other information previously or hereafter furnished, may be reproduced by any photographic, photostatic, microfilm, micro-card, miniature photographic or other similar process. The parties agree that any such reproduction shall be admissible in evidence as the original itself in any judicial or administrative proceeding, whether or not the original is in existence and whether or not such reproduction was made by a party in the regular course of business, and that any enlargement, facsimile or further reproduction of such reproduction shall likewise be admissible in evidence.

      Section 11.10     Confidentiality of Information.

      Each party recognizes that, in connection with this Agreement, it may become privy to non-public information regarding the financial condition, operations and prospects of the other party. Each party agrees to keep all non-public information regarding the other party strictly confidential, and to use all such information solely in order to effectuate the purpose of the Agreement, provided that each party may provide confidential information to its employees, agents and affiliates who have a need to know such information in order to effectuate the transaction, provided further that such information is identified as confidential non-public information. In addition, confidential information may be provided to a regulatory authority with supervisory power over Purchaser, provided such information is identified as confidential non-public information.


                                       66
(page)

      Section 11.11     Recordation of Assignments of Mortgage.

      To the extent permitted by applicable law, each of the Assignments is subject to recordation in all appropriate public offices for real property records in all the counties or other comparable jurisdictions in which any or all of the Mortgaged Properties are situated, and in any other appropriate public recording office or elsewhere, such recordation to be effected by and at the Company's expense in the event recordation is either necessary under applicable law or requested by the Purchaser at its sole option.

      Section 11.12     Assignment.

      The Purchaser shall have the right, without the consent of the Company, to assign, in whole or in part, its interest under this Agreement with respect to some or all of the Mortgage Loans, and designate any person to exercise any rights of the Purchaser hereunder, by executing an Assignment and Assumption Agreement substantially in the form of Exhibit D hereto and the assignee or designee shall accede to the rights and obligations hereunder of the Purchaser with respect to such Mortgage Loans. In no event shall Purchaser sell a partial interest in any Mortgage Loan without the written consent of Company, which consent shall not be unreasonably denied. All references to the Purchaser in this Agreement shall be deemed to include its assignee or designee. The Company shall have the right, only with the consent of the Purchaser or otherwise in accordance with this Agreement, to assign, in whole or in part, its interest under this Agreement with respect to some or all of the Mortgage Loans.

      Section 11.13     No Partnership.

      Nothing herein contained shall be deemed or construed to create a co-partnership or joint venture between the parties hereto and the services of the Company shall be rendered as an independent contractor and not as agent for Purchaser.

      Section 11.14     Execution: Successors and Assigns.

      This Agreement may be executed in one or more counterparts and by the different parties hereto on separate counterparts, each of which, when so executed, shall be deemed to be an original; such counterparts, together, shall constitute one and the same agreement. Subject to this Agreement shall inure to the benefit of and be binding upon the Company and the Purchaser and their respective successors and assigns.


                                       67
(page)

      Section 11.15     Entire Agreement.

      The Company acknowledges that no representations, agreements or promises were made to the Company by the Purchaser or any of its employees other than those representations, agreements or promises specifically contained herein and in the Confirmation. The Confirmation and this Agreement and the related Term Sheet sets forth the entire understanding between the parties hereto; provided, however, only this Agreement and the related Term Sheet shall be binding upon all successors of both parties. In the event of any inconsistency between the Confirmation and this Agreement, this Agreement and the related Term Sheet shall control.

      Section 11.16.  No Solicitation.

      From and after the Closing Date, the Company agrees that it will not take any action or permit or cause any action to be taken by any of its agents or affiliates, to personally, by telephone or mail, solicit the borrower or obligor under any Mortgage Loan to refinance the Mortgage Loan, in whole or in part, without the prior written consent of the Purchaser. Notwithstanding the foregoing, it is understood and agreed that (i) promotions undertaken by the Company or any affiliate of the Company which are directed to the general public at large, or segments thereof, provided that no segment shall consist primarily of the Mortgage Loans, including, without limitation, mass mailing based on commercially acquired mailing lists, newspaper, radio and television advertisements and (ii) responses to unsolicited requests or inquiries made by a Mortgagor or an agent of a Mortgagor, shall not constitute solicitation under this Section 11.16. This
Section 11.16 shall not be deemed to preclude the Company or any of its affiliates from soliciting any Mortgagor for any other financial products or services. The Company shall use its best efforts to prevent the sale of the name of any Mortgagor to any Person who is not affiliate of the Company.

      Section 11.17.  Closing.

      The closing for the purchase and sale of the Mortgage Loans shall take place on the related Closing Date. The closing shall be either: by telephone, confirmed by letter or wire as the parties shall agree, or conducted in person, at such place as the parties shall agree.

      The closing for the Mortgage Loans to be purchased on the related Closing Date shall be subject to each of the following conditions:

      (a) at least one (1) Business Day prior to the related Closing Date, the Company shall deliver to the Purchaser a magnetic diskette, or transmit by modem, a listing on a loan-level basis of the information contained in the related Mortgage Loan Schedule attached to the related Term Sheet;


                                       68
(page)

      (b) all of the representations and warranties of the Company under this Agreement shall be materially true and correct as of the related Closing Date and no event shall have occurred which, with notice or the passage of time, would constitute a material default under this Agreement;

      (c) the Purchaser shall have received, or the Purchaser's attorneys shall have received in escrow, all documents required pursuant to this Agreement, the related Term Sheet, an opinion of counsel and an officer's certificate, all in such forms as are agreed upon and acceptable to the Purchaser, duly executed by all signatories other than the Purchaser as required pursuant to the terms hereof;

      (d) the Company shall have delivered and released to the Purchaser (or its designee) on or prior to the related Closing Date all documents required pursuant to the terms of this Agreement and the related Term Sheet; and

      (e) all other terms and conditions of this Agreement, the related Term Sheet and the Confirmation shall have been materially complied with.

      Subject to the foregoing conditions, the Purchaser shall pay to the Company on the related Closing Date the Purchase Price, plus accrued interest pursuant to Section 2.02 of this Agreement, by wire transfer of immediately available funds to the account designated by the Company.

      Section 11.18.    Cooperation of Company with a Reconstitution.

      The Company and the Purchaser agree that with respect to some or all of the Mortgage Loans, on or after the related Closing Date, on one or more dates (each a "Reconstitution Date") at the Purchaser's sole option, the Purchaser may effect a sale (each, a "Reconstitution") of some or all of the Mortgage Loans then subject to this Agreement, without recourse, to:

      (a) one or more third party purchasers in one or more in whole loan transfers (each, a "Whole Loan Transfer"); or

      (b) one or more trusts or other entities to be formed as part of one or more pass-through transfers (each, a "Pass-Through Transfer").

      The Company agrees to execute in connection with any agreements among the Purchaser, the Company, and any servicer in connection with a Whole Loan Transfer, an Assignment, Assumption and Recognition Agreement substantially in the form of Exhibit D hereto, or, at Purchaser's request, a seller's warranties and servicing agreement or a participation and servicing agreement or similar agreement in form and substance reasonably acceptable to the parties, and in connection with a Pass-Through Transfer, a pooling and servicing agreement in form and substance reasonably acceptable to the parties, (collectively the agreements referred to herein are designated, the "Reconstitution Agreements"). It is understood that any such Reconstitution Agreements will not contain any greater obligations on the part of Company than are contained in this Agreement.


                                       69
(page)

      With respect to each Whole Loan Transfer and each Pass-Through Transfer entered into by the Purchaser, the Company agrees (1) to cooperate fully with the Purchaser and any prospective purchaser with respect to all reasonable requests and due diligence procedures; (2) to execute, deliver and perform all Reconstitution Agreements required by the Purchaser; (3) to restate the representations and warranties set forth in this Agreement as of the settlement or closing date in connection with such Reconstitution (each, a "Reconstitution Date"). In that connection, the Company shall provide to such servicer or issuer, as the case may be, and any other participants in such Reconstitution: (i) any and all information (including servicing portfolio information) and appropriate verification of information (including servicing portfolio information) which may be reasonably available to the Company, whether through letters of its auditors and counsel or otherwise, as the Purchaser or any such other participant shall request upon reasonable demand; and (ii) such additional representations, warranties, covenants, opinions of counsel, letters from auditors, and certificates of public officials or officers of the Company as are reasonably agreed upon by the Company and the Purchaser or any such other participant. In connection with each Pass-Through Transfer, the Company agrees to provide reasonable and customary indemnification to the Purchaser and its affilates for disclosure contained in any offering document relating to the Company or its affilates, the Mortgage Loans and the underwriting standards of the Mortgage Loans. The Purchaser shall be responsible for the costs relating to the delivery of such information.

      All Mortgage Loans not sold or transferred pursuant to a Reconstitution shall remain subject to, and serviced in accordance with the terms of, this Agreement and the related Term Sheet, and with respect thereto this Agreement and the related Term Sheet shall remain in full force and effect.

      In no event will the Company be obligated to report and service any Mortgage Loans for the new purchaser for that month's reporting cycle if the notice of the transfer is received less than five (5) business days prior to such month's end.


                                       70
(page)

      IN WITNESS WHEREOF, the Company and the Purchaser have caused their names to be signed hereto by their respective officers thereunto duly authorized as of the day and year first above written.

                                   EMC MORTGAGE CORPORATION
                                           Purchaser

                                    By:________________________
                                    Name:
                                    Title:

                                   SUNTRUST MORTGAGE, INC.
                                            Company

                                    By: _______________________
                                    Name:
                                    Title:


                                       71
(page)

                                  EXHIBIT A
                          CONTENTS OF MORTGAGE FILE

      With respect to each Mortgage Loan, the Mortgage File shall include each of the following items, which shall be available for inspection by the Purchaser, and which shall be retained by the Company in the Servicing File or delivered to the Purchaser or its designee pursuant to Sections 2.04 and
2.05 of the Purchase, Warranties and Servicing Agreement.

      1. The original Mortgage Note endorsed "Pay to the order of ____________________________________________________, without recourse," and signed via original signature in the name of the Company by an authorized officer, with all intervening endorsements showing a complete chain of title from the originator to the Company, together with any applicable riders. In no event may an endorsement be a facsimile endorsement. If the Mortgage Loan was acquired by the Company in a merger, the endorsement must be by "[Company], successor by merger to the [name of predecessor]". If the Mortgage Loan was acquired or originated by the Company while doing business under another name, the endorsement must be by "[Company] formerly known as [previous name]". Mortgage Notes may be in the form of a lost note affidavit subject to Purchaser acceptability.

      2. The original Mortgage (together with a standard adjustable rate mortgage rider) with evidence of recording thereon, or a copy thereof certified by the public recording office in which such mortgage has been recorded or, if the original Mortgage has not been returned from the applicable public recording office, a true certified copy, certified by the Company.

      3. The original or certified copy, certified by the Company, of the Primary Mortgage Insurance Policy, if required.

      4. The original Assignment, from the Company to _____________________________________, or in accordance with Purchaser's instructions, which assignment shall, but for any blanks requested by Purchaser, be in form and substance acceptable for recording. If the Mortgage Loan was acquired or originated by the Company while doing business under another name, the Assignment must be by "[Company] formerly known as [previous name]". If the Mortgage Loan was acquired by the Company in a merger, the endorsement must be by "[Company], successor by merger to the [name of predecessor]". None of the Assignments are blanket assignments of mortgage.

      5. The original policy of title insurance, including riders and endorsements thereto, or if the policy has not yet been issued, a written commitment or interim binder or preliminary report of title issued by the title insurance or escrow company.

      6. Originals of all recorded intervening Assignments, or copies thereof, certified by the public recording office in which such Assignments have been recorded showing a complete chain of title from the originator to the Company, with evidence of recording thereon, or a copy thereof certified by the public recording office in which such Assignment has been recorded or, if the original Assignment has not been returned from the applicable public recording office, a true certified copy, certified by the Company.


                                       72
(page)

      7. Originals, or copies thereof certified by the public recording office in which such documents have been recorded, of each assumption, extension, modification, written assurance or substitution agreements, if applicable, or if the original of such document has not been returned from the applicable public recording office, a true certified copy, certified by the Company.

      8. If the Mortgage Note or Mortgage or any other material document or instrument relating to the Mortgage Loan has been signed by a person on behalf of the Mortgagor, the original or copy of power of attorney or other instrument that authorized and empowered such person to sign bearing evidence that such instrument has been recorded, if so required in the appropriate jurisdiction where the Mortgaged Property is located, or a copy thereof certified by the public recording office in which such instrument has been recorded or, if the original instrument has not been returned from the applicable public recording office, a true certified copy, certified by the Company.

      9.    reserved.

      10. Mortgage Loan closing statement (Form HUD-1) and any other truth-in-lending or real estate settlement procedure forms required by law.

      11.  Residential loan application.

      12.   Uniform  underwriter  and  transmittal  summary  (Fannie  Mae Form
1008) or reasonable equivalent.

      13.   Credit report on the mortgagor.

      14.   Business credit report, if applicable.

      15.   Residential appraisal report and attachments thereto.

      16. The original of any guarantee executed in connection with the Mortgage Note.

      17. Verification of employment and income except for Mortgage Loans originated under a limited documentation program, all in accordance with Company's underwriting guidelines.

      18. Verification of acceptable evidence of source and amount of down payment, in accordance with Company's underwriting guidelines.

      19.   Photograph of the Mortgaged Property (may be part of appraisal).


                                       73
(page)

      20.   Survey of the Mortgaged Property, if any.

      21.   Sales contract, if applicable.

      22. If available, termite report, structural engineer's report, water portability and septic certification.

      23. Any original security agreement, chattel mortgage or equivalent executed in connection with the Mortgage.

      24.   Name affidavit, if applicable.

      Notwithstanding anything to the contrary herein, Company may provide one certificate for all of the Mortgage Loans indicating that the documents were delivered for recording.


                                       74
(page)

                                  EXHIBIT B

                      CUSTODIAL ACCOUNT LETTER AGREEMENT

                             ______________, 2001

To:   [_______________________]
      (the "Depository")

      As "Company" under the Purchase, Warranties and Servicing Agreement, dated as of [_____________________] 1, 2001 Adjustable Rate Mortgage Loans (the "Agreement"), we hereby authorize and request you to establish an account, as a Custodial Account pursuant to Section 4.04 of the Agreement, to be designated as "[______________________________________], in trust for the
[Purchaser], Owner of Adjustable Rate Mortgage Loans". All deposits in the account shall be subject to withdrawal therefrom by order signed by the Company. This letter is submitted to you in duplicate. Please execute and return one original to us.

                                        [__________________________]

                                        By:____________________________

                                        Name:__________________________

                                        Title:_________________________

      The undersigned, as "Depository", hereby certifies that the above described account has been established under Account Number [__________], at the office of the depository indicated above, and agrees to honor withdrawals on such account as provided above. The full amount deposited at any time in the account will be insured up to applicable limits by the Federal Deposit Insurance Corporation through the Bank Insurance Fund or the Savings Association Insurance Fund or will be invested in Permitted Investments as defined in the Agreement.

                                        [___________________________]

                                        By:____________________________

                                        Name:__________________________

                                        Title:_________________________


                                       75
(page)

                                  EXHIBIT C

                       ESCROW ACCOUNT LETTER AGREEMENT
                             _____________, 2001

To:   [_______________________]
      (the "Depository")

      As "Company" under the Purchase Warranties and Servicing Agreement, dated as of [____________________]1, 2001 Adjustable Rate Mortgage Loans (the "Agreement"), we hereby authorize and request you to establish an account, as an Escrow Account pursuant to Section 4.06 of the Agreement, to be designated as "[__________________________], in trust for the [Purchaser], Owner of
Adjustable Rate Mortgage Loans, and various Mortgagors." All deposits in the account shall be subject to withdrawal therefrom by order signed by the Company. This letter is submitted to you in duplicate. Please execute and return one original to us.

                              [_____________________]

                              By:____________________________
                              Name:__________________________
                              Title:_________________________

      The  undersigned,  as  "Depository",  hereby  certifies  that the  above described account has been established under Account Number __________, at the office of the depository indicated above, and agrees to honor withdrawals on such account as provided above. The full amount deposited at any time in the account will be insured up to applicable limits by the Federal Deposit Insurance Corporation through the Bank Insurance Fund or the Savings Association Insurance Fund or will be invested in Permitted Investments as defined in the Agreement.

                              [______________________]

                              By:______________________________
                              Name:____________________________
                              Title:___________________________


                                       76
(page)

                                  EXHIBIT D

           FORM OF ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT

      This is a Purchase, Assignment, Assumption and Recognition Agreement (this "PAAR Agreement") made as of __________, 200__, among EMC Mortgage Corporation (the "Assignor"), ___________________ (the "Assignee"), and _______________________ (the "Company").

      In consideration of the mutual promises contained herein the parties hereto agree that the residential mortgage loans (the "Assigned Loans") listed on Attachment 1 annexed hereto (the "Assigned Loan Schedule") now serviced by Company for Assignor and its successors and assigns pursuant to the Purchase, Warranties and Servicing Agreement, dated as of _________, 200__, between Assignor and Company (the "Purchase Agreement") shall be subject to the terms of this PAAR Agreement. Capitalized terms used herein but not defined shall have the meanings ascribed to them in the Purchase Agreement.

                     Purchase, Assignment and Assumption

      1. Assignor hereby grants, transfers and assigns to Assignee all of the right, title and interest of Assignor in the Assigned Loans and, as they relate to the Assigned Loans, all of its right, title and interest in, to and under the Purchase Agreement.

      2. Simultaneously with the execution hereof, (i) Assignee shall pay to Assignor the "Funding Amount" as set forth in that certain letter agreement, dated as of _________ ____, between Assignee and Assignor (the "Confirmation") and (ii) Assignor, at its expense, shall have caused to be delivered to Assignee or its designee the Mortgage File for each Assigned Loan in Assignor's or its custodian's possession, as set forth in the Purchase Agreement, along with, for each Assigned Loan, an endorsement of the Mortgage Note from the applicable Company, in blank, and an assignment of mortgage in recordable form from the applicable Company, in blank. Assignee shall pay the Funding Amount by wire transfer of immediately available funds to the account specified by Assignor. Assignee shall be entitled to all scheduled payments due on the Assigned Loans after ___________, 200__ and all unscheduled payments or other proceeds or other recoveries on the Assigned Loans received on and after _____________, 200__.

                  Representations, Warranties and Covenants

      3. Assignor warrants and represents to Assignee and Company as of the date hereof:

      (a) Attached hereto as Attachment 2 is a true and accurate copy of the Purchase Agreement, which agreement is in full force and effect as of the date hereof and the provisions of which have not been waived, amended or modified in any respect, nor has any notice of termination been given thereunder;


                                       77
(page)

      (b) Assignor is the lawful owner of the Assigned Loans with full right to transfer the Assigned Loans and any and all of its interests, rights and obligations under the Purchase Agreement as they relate to the Assigned Loans, free and clear from any and all claims and encumbrances; and upon the transfer of the Assigned Loans to Assignee as contemplated herein, Assignee shall have good title to each and every Assigned Loan, as well as any and all of Assignee's interests, rights and obligations under the Purchase Agreement as they relate to the Assigned Loans, free and clear of any and all liens, claims and encumbrances;

      (c) There are no offsets, counterclaims or other defenses available to Company with respect to the Assigned Loans or the Purchase Agreement;

      (d) Assignor has no knowledge of, and has not received notice of, any waivers under, or any modification of, any Assigned Loan;

      (e) Assignor is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and has all requisite power and authority to acquire, own and sell the Assigned Loans;

      (f) Assignor has full corporate power and authority to execute, deliver and perform its obligations under this PAAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this PAAR Agreement is in the ordinary course of Assignor's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Assignor's charter or by-laws or any legal restriction, or any material agreement or instrument to which Assignor is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Assignor or its property is subject. The execution, delivery and performance by Assignor of this PAAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of Assignor. This PAAR Agreement has been duly executed and delivered by Assignor and, upon the due authorization, execution and delivery by Assignee and Company, will constitute the valid and legally binding obligation of Assignor enforceable against Assignor in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

      (g) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Assignor in connection with the execution, delivery or performance by Assignor of this PAAR Agreement, or the consummation by it of the transactions contemplated hereby; and

      (h) Neither Assignor nor anyone acting on its behalf has offered, transferred, pledged, sold or otherwise disposed of the Assigned Loans or any interest in the Assigned Loans, or solicited any offer to buy or accept a transfer, pledge or other disposition of the Assigned Loans, or any interest in the Assigned Loans or otherwise approached or negotiated with respect to the Assigned Loans, or any interest in the Assigned Loans with any Person in any manner, or made any general solicitation by means of general advertising or in any other manner, or taken any other action which would constitute a distribution of the Assigned Loans under the Securities Act of 1933, as amended (the "1933 Act") or which would render the disposition of the Assigned Loans a violation of Section 5 of the 1933 Act or require registration pursuant thereto.


                                       78
(page)

            4. Assignee warrants and represents to, and covenants with, Assignor and Company as of the date hereof:

      (a) Assignee is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization and has all requisite power and authority to acquire, own and purchase the Assigned Loans;

      (b) Assignee has full corporate power and authority to execute, deliver and perform its obligations under this PAAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this PAAR Agreement is in the ordinary course of Assignee's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Assignee's charter or by-laws or any legal restriction, or any material agreement or instrument to which Assignee is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Assignee or its property is subject. The execution, delivery and performance by Assignee of this PAAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of Assignee. This PAAR Agreement has been duly executed and delivered by Assignee and, upon the due authorization, execution and delivery by Assignor and Company, will constitute the valid and legally binding obligation of Assignee enforceable against Assignee in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

      (c) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Assignee in connection with the execution, delivery or performance by Assignee of this PAAR Agreement, or the consummation by it of the transactions contemplated hereby; and

      (d) Assignee agrees to be bound as "Purchaser" by all of the terms, covenants and conditions of the Purchase Agreement with respect to the Assigned Loans, and from and after the date hereof, Assignee assumes for the benefit of each of Assignor and Company all of Assignor's obligations as "Purchaser" thereunder but solely with respect to such Assigned Loans.

      5. Company warrants and represents to, and covenant with, Assignor and Assignee as of the date hereof:


                                       79
(page)

      (a) Attached hereto as Attachment 2 is a true and accurate copy of the Purchase Agreement, which agreement is in full force and effect as of the date hereof and the provisions of which have not been waived, amended or modified in any respect, nor has any notice of termination been given thereunder;

      (b) Company is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and has all requisite power and authority to service the Assigned Loans and otherwise to perform its obligations under the Purchase Agreement;

      (c) Company has full corporate power and authority to execute, deliver and perform its obligations under this PAAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this PAAR Agreement is in the ordinary course of Company's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Company's charter or by-laws or any legal restriction, or any material agreement or instrument to which Company is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Company or its property is subject. The execution, delivery and performance by Company of this PAAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of Company. This PAAR Agreement has been duly executed and delivered by Company, and, upon the due authorization, execution and delivery by Assignor and Assignee, will constitute the valid and legally binding obligation of Company, enforceable against Company in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

      (d) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Assignee in connection with the execution, delivery or performance by Company of this PAAR Agreement, or the consummation by it of the transactions contemplated hereby; and

      (e) No event has occurred from the Closing Date to the date hereof which would render the representations and warranties as to the related Assigned Loans made by the Company in Sections 3.01 and
            3.02 of the Purchase Agreement to be untrue in any material respect.

                           Recognition of Assignee

      6. From and after the date hereof, Company shall recognize Assignee as owner of the Assigned Loans and will service the Assigned Loans in accordance with the Purchase Agreement. It is the intention of Assignor, Company and Assignee that this PAAR Agreement shall be binding upon and for the benefit of the respective successors and assigns of the parties hereto. Neither Company nor Assignor shall amend or agree to amend, modify, waiver, or otherwise alter any of the terms or provisions of the Purchase Agreement which amendment, modification, waiver or other alteration would in any way affect the Assigned Loans without the prior written consent of Assignee.


                                       80
(page)

                                Miscellaneous

            7. All demands, notices and communications related to the Assigned Loans, the Purchase Agreement and this PAAR Agreement shall be in writing and shall be deemed to have been duly given if personally delivered at or mailed by registered mail, postage prepaid, as follows:

      (a)   In the case of Company,

            ____________________
            ____________________
            ____________________

            With a copy to ______________________________________.

      (b)   In the case of Assignor,

            ____________________
            ____________________
            ____________________

      (c)   In the case of Assignee,

            EMC Mortgage Corporation
            Mac Arthur Ridge II
            909 Hidden Ridge Drive, Suite 200
            Irving, Texas 75038
            Attention:  Mr. Edward Raice
            Telecopier No.:  (972) 444-2810

            with a copy  to:


                                       81
(page)

            ___________________
            245 Park Avenue
            New York, New York 10167
            Attention: ___________
            Telecopier No.:  (212) 272-____

      8. Each party will pay any commissions it has incurred and the fees of its attorneys in connection with the negotiations for, documenting of and closing of the transactions contemplated by this PAAR Agreement.

      9. This PAAR Agreement shall be construed in accordance with the laws of the State of New York, without regard to conflicts of law principles, and the obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

      10. No term or provision of this PAAR Agreement may be waived or modified unless such waiver or modification is in writing and signed by the party against whom such waiver or modification is sought to be enforced.

      11. This PAAR Agreement shall inure to the benefit of the successors and assigns of the parties hereto. Any entity into which Assignor, Assignee or Company may be merged or consolidated shall, without the requirement for any further writing, be deemed Assignor, Assignee or Company, respectively, hereunder.

      12. This PAAR Agreement shall survive the conveyance of the Assigned Loans, the assignment of the Purchase Agreement to the extent of the Assigned Loans by Assignor to Assignee and the termination of the Purchase Agreement.

      13. This PAAR Agreement may be executed simultaneously in any number of counterparts. Each counterpart shall be deemed to be an original and all such counterparts shall constitute one and the same instrument.

      14. In the event that any provision of this PAAR Agreement conflicts with any provision of the Purchase Agreement with respect to the Assigned Loans, the terms of this PAAR Agreement shall control. In the event that any provision of this PAAR Agreement conflicts with any provision of the Confirmation with respect to the Assigned Loans, the terms of this PAAR Agreement shall control.

                     [Modification of Purchase Agreement

      15. The Company and Assignor hereby amend the Purchase Agreement as follows:

      (a) The following definitions are added to Section 1.01 of the Purchase Agreement:


                                       82
(page)

      Securities Administrator:     ________________________

      Supplemental PMI Insurer:     ________________________

      Supplemental PMI Policy:The primary guarantee insurance policy of the Supplemental PMI Insurer attached hereto as Exhibit J, or any successor Supplemental PMI Policy given to the Servicer by the Assignee.

      Trustee:     ________________________

      (b)   The following definition is amended and restated:

      Insurance Proceeds: Proceeds of any Primary Mortgage Insurance Policy, the Supplemental PMI Policy, any title policy, any hazard insurance policy or any other insurance policy covering a Mortgage Loan or other related Mortgaged Property, including any amounts required to be deposited in the Custodial Account pursuant to Section 4.04, to the extent such proceeds are not to be applied to the restoration of the related Mortgaged Property or released to the Mortgagor in accordance with Accepted Servicing Practices.

      (c) The following are added as the fourth, fifth and sixth paragraphs of Section 4.08:

      "In connection with its activities as servicer, the Company agrees to prepare and present, on behalf of itself and the Purchaser, claims to the Supplemental PMI Insurer with respect to the Supplemental PMI Policy and, in this regard, to take such action as shall be necessary to permit recovery under any Supplemental PMI Policy respecting a defaulted Mortgage Loan. Pursuant to Section 4.04, any amounts collected by the Company under any Supplemental PMI Policy shall be deposited in the Custodial Account, subject to withdrawal pursuant to Section 4.05.

      In accordance with the Supplemental PMI Policy, the Company shall provide to the Supplemental PMI Insurer any required information regarding the Mortgage Loans.

      The Company shall provide to the [Securities Administrator] on a monthly basis via computer tape, or other mutually acceptable format, the unpaid principal balance, insurer certificate number, lender loan number, and premium due the Supplemental PMI Insurer for each Mortgage Loan covered by the Supplemental PMI Policy. In addition, the Company agrees to forward to the Purchaser and the [Securities Administrator] any statements or other reports given by the Supplemental PMI Insurer to the Servicer in connection with a claim under the Supplemental PMI Policy."

      (d)   Clause (vi) of Section 6.1 is amended to read as follows:

      "Company ceases to be approved by either Fannie Mae or FHLMC as a mortgage loan seller or servicer for more than thirty days, or the Company fails to meet the servicer eligibility requirements of the Supplemental PMI Insurer; or"]


                                       83
(page)

      IN  WITNESS  WHEREOF,   the  parties  hereto  have  executed  this  PAAR
Agreement as of the day and year first above written.

                                          EMC MORTGAGE CORPORATION
                                          Assignor

                                          By: _____________________________
                                          Name: ___________________________
                                          Title: __________________________

                                          _________________________________
                                          Assignee


                                          By: _____________________________
                                          Name: ___________________________
                                          Title: __________________________

                                          _________________________________
                                          Company


                                          By: _____________________________
                                          Name: ___________________________
                                          Title: __________________________


                                       84
(page)

                                 ATTACHMENT 1

                            ASSIGNED LOAN SCHEDULE

(page)

                                 ATTACHMENT 2

                 PURCHASE, WARRANTIES AND SERVICING AGREEMENT

(page)

                                  EXHIBIT E

                            FORM OF TRIAL BALANCE


                                       2
(page)

                                  EXHIBIT G

                 REQUEST FOR RELEASE OF DOCUMENTS AND RECEIPT

RE:   Mortgage Loan #___________________________________
BORROWER:__________________________________________________
PROPERTY: __________________________________________________

Pursuant to a Purchase, Warranties and Servicing Agreement (the "Agreement") between the Company and the Purchaser, the undersigned hereby certifies that he or she is an officer of the Company requesting release of the documents for the reason specified below. The undersigned further certifies that:

(Check one of the items below)

_____ On _________________, the above captioned mortgage loan was paid in full or that the Company has been notified that payment in full has been or will be escrowed. The Company hereby certifies that all amounts with respect to this loan which are required under the Agreement have been or will be deposited in the Custodial Account as required.

_____ The above captioned loan is being repurchased pursuant to the terms of the Agreement. The Company hereby certifies that the repurchase price has been credited to the Custodial Account as required under the Agreement.

_____ The above captioned loan is being placed in foreclosure and the original documents are required to proceed with the foreclosure action. The Company hereby certifies that the documents will be returned to the Purchaser in the event of reinstatement.

_____ Other (explain)

_______________________________________________________
_______________________________________________________

All capitalized terms used herein and not defined shall have the meanings assigned to them in the Agreement.

      Based on this certification and the indemnities provided for in the Agreement, please release to the Company all original mortgage documents in your possession relating to this loan.

Dated:_________________

By:   ________________________________
      Signature
      __________________________________________________
      Title


                                       3
(page)

Send documents to:      _____________________________________________
_______________________________________________________
_______________________________________________________

Acknowledgement:

      Purchaser hereby acknowledges that all original documents previously released on the above captioned mortgage loan have been returned and received by the Purchaser.

Dated:_________________

By:   ________________________________
      Signature
      __________________________________________________
      Title


                                       4
(page)

                                  EXHIBIT H

                      COMPANY'S UNDERWRITING GUIDELINES


                                       5
(page)

                                  EXHIBIT I

                                  TERM SHEET

      This TERM SHEET (the "Term Sheet") dated _____________, between SunTrust Mortgage, Inc., a Virginia corporation, located at 901 Semmes Avenue, Richmond, Virginia 23224 (the "Company") and EMC Mortgage
Corporation, a Delaware corporation, located at Mac Arthur Ridge II, 909 Hidden Ridge Drive, Suite 200, Irving, Texas 75038 (the "Purchaser") is made pursuant to the terms and conditions of that certain Purchase, Warranties and Servicing Agreement (the "Agreement") dated as of January 1, 2002, between the Company and the Purchaser, the provisions of which are incorporated herein as if set forth in full herein, as such terms and conditions may be modified or supplemented hereby. All initially capitalized terms used herein unless otherwise defined shall have the meanings ascribed thereto in the Agreement.

      The Purchaser hereby purchases from the Company and the Company hereby sells to the Purchaser, all of the Company's right, title and interest in and to the Mortgage Loans described on the Mortgage Loan Schedule annexed hereto as Schedule I, pursuant to and in accordance with the terms and conditions set forth in the Agreement, as same may be supplemented or modified hereby. Hereinafter, the Company shall service the Mortgage Loans for the benefit of the Purchaser and all subsequent transferees of the Mortgage Loans pursuant to and in accordance with the terms and conditions set forth in the Agreement.

1.    Definitions

      For purposes of the Mortgage Loans to be sold pursuant to this Term Sheet, the following terms shall have the following meanings:

Aggregate Principal Balance
(as of the Cut-Off Date):

Closing Date:

Custodian:

Cut-off Date:

Initial Weighted Average
Mortgage Loan Remittance Rate:

Mortgage Loan:

Purchase Price Percentage:

Servicing Fee Rate:


                                       6
(page)

Additional Closing Conditions:

In addition to the conditions specified in the Agreement, the obligation of each of the Company and the Purchaser is subject to the fulfillment, on or prior to the applicable Closing Date, of the following additional
conditions:   [None].

Additional Loan Documents:

In addition to the contents of the Mortgage File specified in the Agreement, the following documents shall be delivered with respect to the Mortgage
Loans:   [None]

[Additional] [Modification] of Representations and Warranties:

      [In addition to the representations and warranties set forth in the Agreement, as of the date hereof, the Company makes the following additional representations and warranties with respect to the Mortgage Loans: [None]. [Notwithstanding anything to the contrary set forth in the Agreement, with respect to each Mortgage Loan to be sold on the Closing Date, the representation and warranty set forth in Section ______ of the Agreement shall be modified to read as follows:]

      Except as modified herein, Section ______ of the Agreement shall remain in full force and effect as of the date hereof.


                                       7
(page)

            IN WITNESS WHEREOF, the parties hereto have caused their names to be signed hereto by their respective duly authorized officers as of the date first above written.

                                          SUNTRUST MORTGAGE, INC.

                                          By: _____________________________
                                          Name: ___________________________
                                          Title: __________________________


                                          EMC MORTGAGE CORPORATION

                                          By: _____________________________
                                          Name: ___________________________
                                          Title: __________________________


                                       8
(page)

                                  SCHEDULE I

                            MORTGAGE LOAN SCHEDULE







                           EMC MORTGAGE CORPORATION
                                  Purchaser,

                       GREENPOINT MORTGAGE FUNDING, INC.
                                   Company,

                 PURCHASE, WARRANTIES AND SERVICING AGREEMENT
                         Dated as of September 1, 2003






                  (Fixed and Adjustable Rate Mortgage Loans)
(page)

                               TABLE OF CONTENTS

                                   ARTICLE I

Section 1.01     Defined Terms.................................................2

                                  ARTICLE II

Section 2.01     Agreement to Purchase........................................14
Section 2.02     Purchase Price...............................................15
Section 2.03     Servicing of Mortgage Loans..................................15
Section 2.04     Record Title and Possession of Mortgage Files;
                 Maintenance of Servicing Files...............................15
Section 2.05     Books and Records............................................16
Section 2.06     Transfer of Mortgage Loans...................................17
Section 2.07     Delivery of Mortgage Loan Documents..........................17
Section 2.08     Quality Control Procedures...................................19
Section 2.09     Near-term Principal Prepayments; Near Term Payment
                 Defaults................ ....................................19
Section 2.10     Modification of Obligations..................................19

                                  ARTICLE III

Section 3.01     Representations and Warranties of the Company................21
Section 3.02     Representations and Warranties as to Individual
                 Mortgage Loans...............................................24
Section 3.03     Repurchase; Substitution.....................................33
Section 3.04     Representations and Warranties of the Purchaser..............35

                                  ARTICLE IV

Section 4.01     Company to Act as Servicer...................................36
Section 4.02     Collection of Mortgage Loan Payments.........................39
Section 4.03     Realization Upon Defaulted Mortgage Loans....................40
Section 4.04     Establishment of Custodial Accounts; Deposits
                 in Custodial Accounts................. ......................41
Section 4.05     Permitted Withdrawals from the Custodial Account.............42
Section 4.06     Establishment of Escrow Accounts;
                 Deposits in Escrow Accounts..................................43
Section 4.07     Permitted Withdrawals From Escrow Account....................44
Section 4.08     Payment of Taxes, Insurance and Other
                 Charges; Maintenance of Primary Mortgage

                                      ii
(page)

                 Insurance Policies; Collections Thereunder...................45
Section 4.09     Transfer of Accounts.........................................46
Section 4.10     Maintenance of Hazard Insurance..............................46
Section 4.11     Maintenance of Mortgage Impairment
                 Insurance Policy.............................................47
Section 4.12     Fidelity Bond, Errors and Omissions
                 Insurance....................................................48
Section 4.13     Title, Management and Disposition of REO  Property...........48
Section 4.14     Notification of Maturity Date................................50

                                   ARTICLE V

Section 5.01     Distributions................................................50
Section 5.02     Statements to the Purchaser..................................51
Section 5.03     Monthly Advances by the Company..............................53
Section 5.04     Liquidation Reports..........................................53

                                  ARTICLE VI

Section 6.01     Assumption Agreements........................................53
Section 6.02     Satisfaction of Mortgages and Release
                 of Mortgage Files............................................54
Section 6.03     Servicing Compensation.......................................55
Section 6.04     Annual Statement as to Compliance............................56
Section 6.05     Annual Independent Certified Public
                 Accountants' Servicing Report................................56
Section 6.06     Purchaser's Right to Examine Company Records.................56

                                  ARTICLE VII

Section 7.01      Company Shall Provide Information as Reasonably
                  Required....................................................57

                                 ARTICLE VIII

Section 8.01     Indemnification; Third Party Claims..........................58
Section 8.02     Merger or Consolidation of the Company.......................58
Section 8.03     Limitation on Liability of the Company and Others............59
Section 8.04     Company Not to Assign or Resign..............................59
Section 8.05     No Transfer of Servicing.....................................59

                                     iii
(page)

                                  ARTICLE IX

Section 9.01     Events of Default............................................61
Section 9.02     Waiver of Defaults...........................................62

                                   ARTICLE X

Section 10.01     Termination.................................................62
Section 10.02     Termination without cause...................................63

                                  ARTICLE XI

Section 11.01     Successor to the Company....................................63
Section 11.02     Amendment...................................................64
Section 11.03     Recordation of Agreement....................................65
Section 11.04     Governing Law...............................................65
Section 11.05     Notices.....................................................65
Section 11.06     Severability of Provisions..................................66
Section 11.07     Exhibits....................................................66
Section 11.08     General Interpretive Principles.............................66
Section 11.09     Reproduction of Documents...................................67
Section 11.10     Confidentiality of Information..............................67
Section 11.11     Recordation of Assignment of Mortgage.......................67
Section 11.12     Assignment by Purchaser.....................................68
Section 11.13     No Partnership..............................................68
Section 11.14     Execution: Successors and Assigns...........................68
Section 11.15     Entire Agreement............................................68
Section 11.16     No Solicitation.............................................68
Section 11.17     Closing.....................................................69
Section 11.18     Cooperation of Company with Reconstitution..................70

EXHIBITS
   A                   Contents of Mortgage File
   B                   Custodial Account Letter Agreement
   C                   Escrow Account Letter Agreement
   D                   Form of Assignment, Assumption and Recognition Agreement
   E                   Form of Trial Balance
   F                   [reserved]
   G                   Request for Release of Documents and Receipt
   H                   Company's Underwriting Guidelines
   I                   Form of Term Sheet

                                      iv
(page)

      This is a Purchase, Warranties and Servicing Agreement, dated as of September 1, 2003 and is executed between EMC MORTGAGE CORPORATION, as Purchaser, with offices located at Mac Arthur Ridge II, 909 Hidden Ridge Drive, Suite 200, Irving, Texas 75038 (the "Purchaser"), and GREENPOINT MORTGAGE FUNDING, INC., with offices located at 100 Wood Hollow Drive, Novato, California 94945 (the "Company").

                             W I T N E S S E T H :

      WHEREAS, the Purchaser has heretofore agreed to purchase from the Company and the Company has heretofore agreed to sell to the Purchaser, from time to time, certain Mortgage Loans on a servicing retained basis;

      WHEREAS, each of the Mortgage Loans is secured by a mortgage, deed of trust or other security instrument creating a first lien on a residential dwelling located in the jurisdiction indicated on the Mortgage Loan Schedule, which is annexed to the related Term Sheet; and

      WHEREAS, the Purchaser and the Company wish to prescribe the representations and warranties of the Company with respect to itself and the Mortgage Loans and the management, servicing and control of the Mortgage Loans;

      NOW, THEREFORE, in consideration of the mutual agreements hereinafter set forth, and for other good and valuable consideration, the receipt and adequacy of which is hereby acknowledged, the Purchaser and the Company agree as follows:


                                      1
(page)

                                   ARTICLE I

                                  DEFINITIONS

      Section 1.01  Defined Terms.

      Whenever used in this Agreement, the following words and phrases, unless the context otherwise requires, shall have the following meaning specified in this Article:

      Accepted Servicing Practices: With respect to any Mortgage Loan, those mortgage servicing practices (including collection procedures) of prudent mortgage banking institutions which service mortgage loans of the same type as such Mortgage Loan in the jurisdiction where the related Mortgaged
Property is located, and which are in accordance with Fannie Mae servicing practices and procedures, for MBS pool mortgages, as defined in the Fannie Mae Guides including future updates.

      Adjustment Date: As to each adjustable rate Mortgage Loan, the date on which the Mortgage Interest Rate is adjusted in accordance with the terms of the related Mortgage Note.

      Agreement: This Purchase, Warranties and Servicing Agreement including all exhibits hereto, amendments hereof and supplements hereto.

      Appraised Value: With respect to any Mortgaged Property, the value thereof as determined by an appraisal made for the originator of the Mortgage Loan at the time of origination of the Mortgage Loan by an appraiser who met the requirements of the Company and Fannie Mae.

      Assignment:   An  individual  assignment  of  the  Mortgage,   notice  of
transfer or equivalent instrument, in recordable form, sufficient under the laws of the jurisdiction wherein the related Mortgaged Property is located to reflect of record the sale or transfer of the Mortgage Loan.

      BIF:  The Bank Insurance Fund, or any successor thereto.

      Business Day: Any day other than: (i) a Saturday or Sunday, or (ii) a legal holiday in the State of New York, or (iii) a day on which banks in the State of New York are authorized or obligated by law or executive order to be closed.

      Closing Date: With respect to any Mortgage Loan, the date stated on the related Term Sheet.

      Code:       The Internal  Revenue Code of 1986, or any successor  statute thereto.

      Company: GreenPoint Mortgage Funding, Inc., its successors in interest and assigns, as permitted by this Agreement.


                                      2
(page)

      Company's Officer's Certificate: A certificate signed by the Chairman of the Board, President, any Vice President or Treasurer of Company stating the date by which Company expects to receive any missing documents sent for recording from the applicable recording office.

      Condemnation Proceeds: All awards or settlements in respect of a Mortgaged Property, whether permanent or temporary, partial or entire, by exercise of the power of eminent domain or condemnation, to the extent not required to be released to a Mortgagor in accordance with the terms of the related Mortgage Loan Documents.

      Confirmation: The trade confirmation letter between the Purchaser and the Company which relates to the Mortgage Loans.

      Co-op Lease: With respect to a Co-op Loan, the lease with respect to a dwelling unit occupied by the Mortgagor and relating to the stock allocated to the related dwelling unit.

      Co-op Loan: A Mortgage Loan secured by the pledge of stock allocated to a dwelling unit in a residential cooperative housing corporation and a collateral assignment of the related Co-op Lease.

      Current Appraised Value: With respect to any Mortgaged Property, the value thereof as determined by an appraisal made for the Company (by an appraiser who met the requirements of the Company and Fannie Mae) at the request of a Mortgagor for the purpose of canceling a Primary Mortgage Insurance Policy in accordance with federal, state and local laws and regulations or otherwise made at the request of the Company or Mortgagor.

      Current LTV:      The  ratio  of  the  Stated  Principal   Balance  of  a
Mortgage Loan to the Current Appraised Value of the Mortgaged Property.

      Custodial Account: Each separate demand account or accounts created and maintained pursuant to Section 4.04 which shall be entitled "GreenPoint Mortgage Funding, Inc., in trust for the [Purchaser], Owner of Adjustable Rate Mortgage Loans" and shall be established in an Eligible Account, in the name of the Person that is the "Purchaser" with respect to the related Mortgage Loans.

      Custodian: With respect to any Mortgage Loan, the entity stated on the related Term Sheet, and its successors and assigns, as custodian for the Purchaser.

      Cut-off Date: With respect to any Mortgage Loan, the date stated on the related Term Sheet.

      Determination Date: The 15th day (or if such 15th day is not a Business Day, the Business Day immediately preceding such 15th day) of the month of the related Remittance Date.

      Due Date: The day of the month on which the Monthly Payment is due on a Mortgage Loan, exclusive of any days of grace, which is the first day of the month.


                                      3
(page)

      Due Period: With respect to any Remittance Date, the period commencing on the second day of the month preceding the month of such Remittance Date and ending on the first day of the month of the Remittance Date.

      Eligible Account: An account established and maintained: (i) within FDIC insured accounts created, maintained and monitored by the Company so that all funds deposited therein are fully insured, or (ii) as a trust account with the corporate trust department of a depository institution or trust company organized under the laws of the United States of America or any one of the states thereof or the District of Columbia which is not affiliated with the Company (or any sub-servicer) or (iii) with an entity which is an institution whose deposits are insured by the FDIC, the unsecured and uncollateralized long-term debt obligations of which shall be rated "A2" or higher by Standard & Poor's and "A" or higher by Fitch, Inc. or one of the two highest short-term ratings by any applicable Rating Agency, and which is either (a) a federal savings association duly organized, validly existing and in good standing under the federal banking laws, (b) an institution duly organized, validly existing and in good standing under the applicable banking laws of any state, (c) a national banking association under the federal banking laws, or (d) a principal subsidiary of a bank holding company, or
(iv) if ownership of the Mortgage Loans is evidenced by mortgaged-backed securities, the equivalent required ratings of each Rating Agency, and held such that the rights of the Purchaser and the owner of the Mortgage Loans shall be fully protected against the claims of any creditors of the Company (or any sub-servicer) and of any creditors or depositors of the institution in which such account is maintained or (v) in a separate non-trust account without FDIC or other insurance in an Eligible Institution. In the event that a Custodial Account is established pursuant to clause (iii), (iv) or (v) of the preceding sentence, the Company shall provide the Purchaser with written notice on the Business Day following the date on which the applicable institution fails to meet the applicable ratings requirements.

      Eligible Institution: GreenPoint Mortgage Funding, Inc., or an institution having (i) the highest short-term debt rating, and one of the two highest long-term debt ratings of each Rating Agency; or (ii) with respect to any Custodial Account, an unsecured long-term debt rating of at least one of the two highest unsecured long-term debt ratings of each Rating Agency.

      Equity Take-Out Refinanced Mortgage Loan: A Refinanced Mortgage Loan the proceeds of which were in excess of the outstanding principal balance of the existing mortgage loan as defined in the Fannie Mae Guide(s).

      Escrow Account: Each separate trust account or accounts created and maintained pursuant to Section 4.06 which shall be entitled "GreenPoint Mortgage Funding, Inc., in trust for the [Purchaser], Owner of Adjustable Rate Mortgage Loans, and various Mortgagors" and shall be established in an Eligible Account, in the name of the Person that is the "Purchaser" with respect to the related Mortgage Loans.

      Escrow  Payments:   With  respect  to  any  Mortgage  Loan,  the  amounts
constituting ground rents, taxes, assessments, water rates, sewer rents, municipal charges, mortgage insurance premiums, fire and hazard insurance premiums, condominium charges, and any other payments required to be escrowed by the Mortgagor with the mortgagee pursuant to the Mortgage or any other document.


                                      4
(page)

      Event  of  Default:   Any  one  of  the   conditions   or   circumstances
enumerated in Section 9.01.

      Fannie Mae: The Federal National Mortgage Association, or any successor thereto.

      Fannie Mae Guide(s): The Fannie Mae Selling Guide and the Fannie Mae Servicing Guide and all amendments or additions thereto.

      FDIC: The Federal Deposit Insurance Corporation, or any successor thereto.

      FHLMC: The Federal Home Loan Mortgage Corporation, or any successor thereto.

      FHLMC Guide: The FHLMC Single Family Seller/Servicer Guide and all amendments or additions thereto.

      Fidelity   Bond:  A  fidelity  bond  to  be  maintained  by  the  Company pursuant to Section 4.12.

      FIRREA: The Financial Institutions Reform, Recovery, and Enforcement Act of 1989.

      First   Remittance   Date:   With  respect  to  any  Mortgage  Loan,  the
Remittance Date occurring in the month following the month in which the related Closing Date occurs.

      GAAP:  Generally accepted accounting principles, consistently applied.

      HUD: The United States Department of Housing and Urban Development or any successor thereto.

      Index: With respect to any adjustable rate Mortgage Loan, the index identified on the Mortgage Loan Schedule and set forth in the related Mortgage Note for the purpose of calculating the interest rate thereon.

      Initial Rate Cap: As  to  each  adjustable  rate  Mortgage  Loan,   where
applicable, the maximum increase or decrease in the Mortgage Interest Rate on the first Adjustment Date.

      Insurance Proceeds: With respect to each Mortgage Loan, proceeds of insurance policies insuring the Mortgage Loan or the related Mortgaged Property.

      Lifetime Rate Cap: As to each adjustable rate Mortgage Loan, the maximum Mortgage Interest Rate over the term of such Mortgage Loan.


                                      5
(page)

      Liquidation Proceeds: Cash received in connection with the liquidation of a defaulted Mortgage Loan, whether through the sale or assignment of such Mortgage Loan, trustee's sale, foreclosure sale or otherwise.

      Loan  Program  Code:   With  respect  to  each  Mortgage   Loan,  a  code
designating   the  loan  program   pursuant  to  which  a  Mortgage   Loan  was
underwritten in accordance with the Company's underwriting guidelines.

      Loan-to-Value Ratio or LTV: With respect to any Mortgage Loan, the ratio of the original outstanding principal amount of the Mortgage Loan, to
(i) the Appraised Value of the Mortgaged Property as of the Origination Date with respect to a Refinanced Mortgage Loan, and (ii) the lesser of the Appraised Value of the Mortgaged Property as of the Origination Date or the purchase price of the Mortgaged Property with respect to all other Mortgage Loans.

      Margin: With respect to each adjustable rate Mortgage Loan, the fixed percentage amount set forth in each related Mortgage Note which is added to the Index in order to determine the related Mortgage Interest Rate, as set forth in the Mortgage Loan Schedule.

      Monthly Advance: The aggregate of the advances made by the Company on any Remittance Date pursuant to Section 5.03.

      Monthly  Payment:   The  scheduled   monthly  payment  of  principal  and
interest on a Mortgage Loan which is payable by a Mortgagor under the related Mortgage Note.

      Mortgage: The mortgage, deed of trust or other instrument securing a Mortgage Note which creates a first lien on an unsubordinated estate in fee simple in real property securing the Mortgage Note.

      Mortgage  File:  The  mortgage  documents   pertaining  to  a  particular
Mortgage Loan which are specified in Exhibit A hereto and any additional documents required to be added to the Mortgage File pursuant to this Agreement.

      Mortgage Impairment Insurance Policy: A mortgage impairment or blanket hazard insurance policy as described in Section 4.11.

      Mortgage Interest Rate: The annual rate at which interest accrues on any Mortgage Loan, which may be adjusted from time to time for an adjustable rate Mortgage Loan, in accordance with the provisions of the related Mortgage Note.

      Mortgage Loan: An individual mortgage loan which is the subject of this Agreement, each Mortgage Loan originally sold and subject to this Agreement being identified on the Mortgage Loan Schedule attached to the related Term Sheet, which Mortgage Loan includes without limitation the Mortgage File, the Monthly Payments, Principal Prepayments, Liquidation Proceeds, Condemnation Proceeds, Insurance Proceeds, REO Disposition Proceeds, and all other rights, benefits, proceeds and obligations arising from or in connection with such Mortgage Loan, excluding replaced or repurchased mortgage loans.


                                      6
(page)

      Mortgage Loan Documents:  The documents listed in Exhibit A.

      Mortgage Loan Remittance Rate: With respect to each Mortgage Loan, the annual rate of interest remitted to the Purchaser, which shall be equal to the Mortgage Interest Rate minus the Servicing Fee Rate.

      Mortgage Loan Schedule: The schedule of Mortgage Loans annexed to the related Term Sheet, such schedule setting forth the following information with respect to each Mortgage Loan in the related Mortgage Loan Package:

      (1)   the Company's Mortgage Loan identifying number;

      (2)   the Mortgagor's first and last name;

      (3) the street address of the Mortgaged Property including the city, state and zip code;

      (4)   a   code   indicating    whether   the   Mortgaged    Property   is
owner-occupied, a second home or an investor property;

      (5)   the  type  of  residential  property   constituting  the  Mortgaged
Property;

      (6)   the original months to maturity of the Mortgage Loan;

      (7) the remaining months to maturity from the related Cut-off Date, based on the original amortization schedule and, if different, the maturity expressed in the same manner but based on the actual amortization schedule;

      (8) the Sales Price, if applicable, Appraised Value and Loan-to-Value Ratio, at origination;

      (9) the Mortgage Interest Rate as of origination and as of the related Cut-off Date; with respect to each adjustable rate Mortgage Loan, the initial Adjustment Date, the next Adjustment Date immediately following the related Cut-off Date, the Index, the Margin, the Initial Rate Cap, if any, Periodic Rate Cap, if any, minimum Mortgage Interest Rate under the terms of the Mortgage Note and the Lifetime Rate Cap;

      (10)  the Origination Date of the Mortgage Loan;

      (11)  the stated maturity date;

      (12)  the amount of the Monthly Payment at origination;


                                      7
(page)

      (13)  the amount of the Monthly Payment as of the related  Cut-off Date;

      (14)  the original principal amount of the Mortgage Loan;

      (15) the scheduled Stated Principal Balance of the Mortgage Loan as of the close of business on the related Cut-off Date, after deduction of payments of principal due on or before the related Cut-off Date whether or not collected;

      (16)  a  code   indicating  the  purpose  of  the  Mortgage  Loan  (i.e.,
purchase, rate and term refinance, equity take-out refinance);

      (17)  a   code   indicating   the   documentation   style   (i.e.   full,
alternative, etc.);

      (18) the number of times during the twelve (12) month period preceding the related Closing Date that any Monthly Payment has been received after the month of its scheduled due date (if requested in writing by the Purchaser);

      (19)  the date on which the first payment is or was due;

      (20) a code indicating whether or not the Mortgage Loan is the subject of a Primary Mortgage Insurance Policy and the name of the related insurance carrier;

      (21) a code indicating whether or not the Mortgage Loan is currently convertible and the conversion spread;

      (22) the last Due Date on which a Monthly Payment was actually applied to the unpaid principal balance of the Mortgage Loan.

      (23)  product type (i.e. fixed, adjustable, 3/1, 5/1, etc.);

      (24)  credit score and/or mortgage score, if applicable;

      (25) a code indicating whether or not the Mortgage Loan is the subject of a Lender Primary Mortgage Insurance Policy and the name of the related insurance carrier and the Lender Paid Mortgage Insurance Rate;

      (26)  a  code  indicating   whether  or  not  the  Mortgage  Loan  has  a
prepayment penalty and if so, the amount and term thereof;

      (27)  the Loan Program Code; and

      (28) the Current Appraised Value of the Mortgage Loan and Current LTV, if applicable.


                                      8
(page)

      With respect to the Mortgage Loans in the aggregate, the Mortgage Loan Schedule attached to the related Term Sheet shall set forth the following information, as of the related Cut-off Date:

      (1)   the number of Mortgage Loans;

      (2)   the  current  aggregate   outstanding   principal  balance  of  the
Mortgage Loans;

      (3)   the  weighted  average  Mortgage  Interest  Rate  of  the  Mortgage
Loans;

      (4)   the weighted average maturity of the Mortgage Loans; and

      (5)   the weighted average months to next Adjustment Date;

      Mortgage Note: The note or other evidence of the indebtedness of a Mortgagor secured by a Mortgage.

      Mortgaged Property: The underlying real property securing repayment of a Mortgage Note, consisting of a single parcel of real estate considered to be real estate under the laws of the state in which such real property is located which may include condominium units and planned unit developments, improved by a residential dwelling; except that with respect to real property located in jurisdictions in which the use of leasehold estates for residential properties is a widely-accepted practice, a leasehold estate of the Mortgage, the term of which is equal to or longer than the term of the Mortgage.

      Mortgagor:  The obligor on a Mortgage Note.

      Nonrecoverable Advance: Any portion of a Monthly Advance or Servicing Advance previously made or proposed to be made by the Company pursuant to this Agreement, that, in the good faith judgment of the Company, will not or, in the case of a proposed advance, would not, be ultimately recoverable by it from the related Mortgagor or the related Liquidation Proceeds, Insurance Proceeds, Condemnation Proceeds or otherwise with respect to the related Mortgage Loan.

      OCC: Office of the Comptroller of the Currency, or any successor thereto.

      Officers' Certificate: A certificate signed by the Chairman of the Board, the Vice Chairman of the Board, the President, a Senior Vice President or a Vice President or by the Treasurer or the Secretary or one of the Assistant Treasurers or Assistant Secretaries of the Company, and delivered to the Purchaser as required by this Agreement.

      Opinion of Counsel: A written opinion of counsel, who may be an employee of the party on behalf of whom the opinion is being given, reasonably acceptable to the Purchaser.


                                      9
(page)

      Origination Date: The date on which a Mortgage Loan funded, which date shall not, in connection with a Refinanced Mortgage Loan, be the date of the funding of the debt being refinanced, but rather the closing of the debt currently outstanding under the terms of the Mortgage Loan Documents.

      OTS:  Office of Thrift Supervision, or any successor thereto.

      Periodic Rate Cap: As to each adjustable rate Mortgage Loan, the maximum increase or decrease in the Mortgage Interest Rate on any Adjustment Date, as set forth in the related Mortgage Note and the related Mortgage Loan Schedule.

      Permitted Investments: Any one or more of the following obligations or securities:

            (i) direct obligations of, and obligations fully guaranteed by the United States of America or any agency or instrumentality of the United States of America the obligations of which are backed by the full faith and credit of the United States of America;

            (ii) (a) demand or time deposits, federal funds or bankers' acceptances issued by any depository institution or trust company incorporated under the laws of the United States of America or any state thereof and subject to supervision and examination by federal and/or state banking authorities, provided that the commercial paper and/or the short-term deposit rating and/or the long-term unsecured debt obligations or deposits of such depository  institution  or  trust  company  at the  time  of  such investment or contractual commitment providing for such investment are rated in one of the two highest rating categories by each Rating Agency and (b) any other demand or time deposit or certificate of deposit that is fully insured by the FDIC;

            (iii)  repurchase  obligations  with a term  not to  exceed  thirty
            (30) days and with respect to (a) any security described in clause (i) above and entered into with a depository institution or trust company (acting as principal) described in clause
            (ii)(a) above;

            (iv) securities bearing interest or sold at a discount issued by any corporation incorporated under the laws of the United States of America or any state thereof that are rated in one of the two highest rating categories by each Rating Agency at the time of such investment or contractual commitment providing for such investment; provided, however, that securities issued by any particular corporation will not be Permitted Investments to the extent that investments therein will cause the then outstanding principal amount of securities issued by such corporation and held as Permitted Investments to exceed 10% of the aggregate outstanding principal balances of all of the Mortgage Loans and Permitted Investments;


                                      10
(page)

            (v) commercial paper (including both non-interest-bearing discount obligations and interest-bearing obligations payable on demand or on a specified date not more than one year after the date of issuance thereof) which are rated in one of the two highest rating categories by each Rating Agency at the time of such investment;

            (vi) any other demand, money market or time deposit, obligation, security or investment as may be acceptable to each Rating Agency as evidenced in writing by each Rating Agency; and

            (vii) any money market funds the collateral of which consists of obligations fully guaranteed by the United States of America or any agency or instrumentality of the United States of America the obligations of which are backed by the full faith and credit of
            the  United  States  of  America  (which  may  include   repurchase
            obligations secured by collateral described in clause (i)) and other securities and which money market funds are rated in one of the two highest rating categories by each Rating Agency.

provided, however, that no instrument or security shall be a Permitted Investment if such instrument or security evidences a right to receive only interest payments with respect to the obligations underlying such instrument or if such security provides for payment of both principal and interest with a yield to maturity in excess of 120% of the yield to maturity at par or if such investment or security is purchased at a price greater than par.

      Person: Any individual, corporation, partnership, joint venture, association, joint-stock company, limited liability company, trust, unincorporated organization or government or any agency or political subdivision thereof.

      Prepayment Interest Shortfall: With respect to any Remittance Date, for each Mortgage Loan that was the subject of a Principal Prepayment during the related Prepayment Period, an amount equal to the excess of one month's interest at the applicable Mortgage Loan Remittance Rate on the amount of such Principal Prepayment over the amount of interest (adjusted to the Mortgage Loan Remittance Rate) actually paid by the related Mortgagor with respect to such Prepayment Period.

      Prepayment Period:      With  respect  to  any   Remittance   Date,   the
calendar month preceding the month in which such Remittance Date occurs.

      Primary Mortgage Insurance Policy: Each primary policy of mortgage insurance represented to be in effect pursuant to Section 3.02(hh), or any replacement policy therefor obtained by the Company pursuant to Section 4.08.

      Prime Rate: The prime rate announced to be in effect from time to time as published as the average rate in the Wall Street Journal (Northeast Edition).


                                      11
(page)

      Principal Prepayment: Any payment or other recovery of principal on a Mortgage Loan full or partial which is received in advance of its scheduled Due Date, including any prepayment penalty or premium thereon and which is not accompanied by an amount of interest representing scheduled interest due on any date or dates in any month or months subsequent to the month of prepayment.

      Purchase Price:  As defined in Section 2.02.

      Purchaser: EMC Mortgage Corporation, its successors in interest and assigns.

      Qualified Appraiser: An appraiser, duly appointed by the Company, who had no interest, direct or indirect in the related Mortgaged Property or in any loan made on the security thereof, and whose compensation is not affected by the approval or disapproval of the Mortgage Loan, and such appraiser and the appraisal made by such appraiser both satisfy the requirements of Title XI of FIRREA and the regulations promulgated thereunder and the requirements of Fannie Mae, all as in effect on the date the Mortgage Loan was originated.

      Qualified Insurer: An insurance company duly qualified as such under the laws of the states in which the related Mortgaged Property is located, duly authorized and licensed in such states to transact the applicable insurance business and to write the insurance provided, approved as an insurer by Fannie Mae or FHLMC.

      Rating Agency: Standard & Poor's, Fitch, Inc. or, in the event that some or all of the ownership of the Mortgage Loans is evidenced by mortgage-backed securities, the nationally recognized rating agencies issuing ratings with respect to such securities, if any.

      Refinanced Mortgage Loan: A Mortgage Loan which was made to a Mortgagor who owned the Mortgaged Property prior to the origination of such Mortgage Loan and the proceeds of which were used in whole or part to satisfy an existing mortgage.

      REMIC: A "real estate mortgage investment conduit," as such term is defined in Section 860D of the Code.

      REMIC   Provisions:   The  provisions  of  the  federal  income  tax  law
relating to REMICs, which appear at Sections 860A through 860G of the Code, and the related provisions and regulations promulgated thereunder, as the foregoing may be in effect from time to time.

      Remittance Date: The 18th day of any month, beginning with the First Remittance Date, or if such 18th day is not a Business Day, the first Business Day immediately preceding such 18th day.

      REO Disposition:  The final sale by the Company of any REO Property.

      REO Disposition Proceeds: Amounts received by the Company in connection with a related REO Disposition.


                                      12
(page)

      REO Property: A Mortgaged Property acquired by the Company on behalf of the Purchaser as described in Section 4.13.

      Repurchase  Price:  With respect to any  Mortgage  Loan, a price equal to
(i) the product of the greater of 100% or the percentage of par as stated in the Confirmation multiplied by the Stated Principal Balance of such Mortgage Loan on the repurchase date, plus (ii) interest on such outstanding principal balance at the Mortgage Loan Remittance Rate from the last date through which interest has been paid and distributed to the Purchaser to the end of the month of repurchase, plus, (iii) third party expenses incurred in connection with the transfer of the Mortgage Loan being repurchased; less amounts received or advanced in respect of such repurchased Mortgage Loan which are being held in the Custodial Account for distribution in the month of repurchase.

      SAIF:  The Savings Association Insurance Fund, or any successor thereto.

      Sales Price:      With  respect  to any  Mortgage  Loan the  proceeds  of
which were used by the Mortgagor to acquire the related Mortgaged Property, the amount paid by the related Mortgagor for such Mortgaged Property.

      Servicing Advances: All customary, reasonable and necessary "out of pocket" costs and expenses (including reasonable attorneys' fees and disbursements) incurred in the performance by the Company of its servicing obligations, including, but not limited to, the cost of (a) the preservation, restoration and protection of the Mortgaged Property, (b) any enforcement, administrative or judicial proceedings, or any legal work or advice specifically related to servicing the Mortgage Loans, including but not limited to, foreclosures, bankruptcies, condemnations, drug seizures, elections, foreclosures by subordinate or superior lienholders, and other legal actions incidental to the servicing of the Mortgage Loans (provided that such expenses are reasonable and that the Company specifies the Mortgage Loan(s) to which such expenses relate and, upon Purchaser's request, provides documentation supporting such expense (which documentation would be acceptable to Fannie Mae), and provided further that any such enforcement, administrative or judicial proceeding does not arise out of a breach of any representation, warranty or covenant of the Company hereunder), (c) the management and liquidation of the Mortgaged Property if the Mortgaged Property is acquired in full or partial satisfaction of the Mortgage, (d) taxes, assessments, water rates, sewer rates and other charges which are or may become a lien upon the Mortgaged Property, and Primary Mortgage Insurance Policy premiums and fire and hazard insurance coverage, (e) any expenses reasonably sustained by the Company with respect to the liquidation of the Mortgaged Property in accordance with the terms of this Agreement and (f) compliance with the obligations under Section 4.08.

      Servicing Fee: With respect to each Mortgage Loan, the amount of the annual fee the Purchaser shall pay to the Company, which shall, for a period of one full month, be equal to one-twelfth of the product of (a) the Servicing Fee Rate and (b) the outstanding principal balance of such Mortgage Loan. Such fee shall be payable monthly, computed on the basis of the same principal amount and period respecting which any related interest payment on a Mortgage Loan is computed. The obligation of the Purchaser to pay the Servicing Fee is limited to, and the Servicing Fee is payable solely from, the interest portion of such Monthly Payment collected by the Company, or as otherwise provided under Section 4.05 and in accordance with the Fannie Mae Guide(s). Any fee payable to the Company for administrative services related to any REO Property as described in Section 4.13 shall be payable from Liquidation Proceeds of the related REO Property.


                                      13
(page)

      Servicing Fee Rate:  As set forth in the Term Sheet.

      Servicing File: With respect to each Mortgage Loan, the file retained by the Company consisting of originals of all documents in the Mortgage File which are not delivered to the Purchaser and copies of the Mortgage Loan Documents listed in Exhibit A, the originals of which are delivered to the Purchaser or its designee pursuant to Section 2.04.

      Servicing Officer: Any officer of the Company involved in, or responsible for, the administration and servicing of the Mortgage Loans whose name appears on a list of servicing officers furnished by the Company to the Purchaser upon request, as such list may from time to time be amended.

      Stated Principal Balance: As to each Mortgage Loan as of any date of determination, (i) the principal balance of such Mortgage Loan at the Cut-off Date after giving effect to payments of principal due on or before such date, whether or not received, minus (ii) all amounts previously distributed to the Purchaser with respect to the Mortgage Loan representing payments or recoveries of principal or advances in lieu thereof.

      Subservicer:  Any subservicer  which is  subservicing  the Mortgage Loans
pursuant  to  a  Subservicing   Agreement.   Any  subservicer  shall  meet  the
qualifications set forth in Section 4.01.

      Subservicing   Agreement:   An  agreement   between  the  Company  and  a
Subservicer, if any, for the servicing of the Mortgage Loans.

            Term Sheet: A supplemental agreement in the form attached hereto as Exhibit I which shall be executed and delivered by the Company and the Purchaser to provide for the sale and servicing pursuant to the terms of this Agreement of the Mortgage Loans listed on Schedule I attached thereto, which supplemental agreement shall contain certain specific information relating to such sale of such Mortgage Loans and may contain additional covenants relating to such sale of such Mortgage Loans.

                                  ARTICLE II

           PURCHASE OF MORTGAGE LOANS; SERVICING OF MORTGAGE LOANS;
                RECORD TITLE AND POSSESSION OF MORTGAGE FILES;
                    BOOKS AND RECORDS; CUSTODIAL AGREEMENT;
                      DELIVERY OF MORTGAGE LOAN DOCUMENTS


                                      14
(page)

      Section 2.01      Agreement to Purchase.

      The Company agrees to sell and the Purchaser agrees to purchase the Mortgage Loans having an aggregate Stated Principal Balance on the related Cut-off Date set forth in the related Term Sheet in an amount as set forth in the Confirmation, or in such other amount as agreed by the Purchaser and the Company as evidenced by the actual aggregate Stated Principal Balance of the Mortgage Loans accepted by the Purchaser on the related Closing Date, with servicing retained by the Company. The Company shall deliver the related Mortgage Loan Schedule attached to the related Term Sheet for the Mortgage Loans to be purchased on the related Closing Date to the Purchaser at least two (2) Business Days prior to the related Closing Date. The Mortgage Loans shall be sold pursuant to this Agreement, and the related Term Sheet shall be executed and delivered on the related Closing Date.

      Section 2.02      Purchase Price.

      The Purchase Price for each Mortgage Loan shall be the percentage of par as stated in the Confirmation (subject to adjustment as provided therein), multiplied by the Stated Principal Balance, as of the related Cut-off Date, of the Mortgage Loan listed on the related Mortgage Loan Schedule attached to the related Term Sheet, after application of scheduled payments of principal due on or before the related Cut-off Date whether or not collected.

      In addition to the Purchase Price as described above, the Purchaser shall pay to the Company, at closing, accrued interest on the Stated Principal Balance of each Mortgage Loan as of the related Cut-off Date at the Mortgage Loan Remittance Rate of each Mortgage Loan from the related Cut-off Date through the day prior to the related Closing Date, inclusive.

      The Purchase Price plus accrued interest as set forth in the preceding paragraph shall be paid on the related Closing Date by wire transfer of immediately available funds.

       Purchaser shall be entitled to (1) all scheduled principal due after the related Cut-off Date, (2) all other recoveries of principal collected on or after the related Cut-off Date (provided, however, that all scheduled payments of principal due on or before the related Cut-off Date and collected by the Company or any successor servicer after the related Cut-off Date shall belong to the Company), and (3) all payments of interest on the Mortgage Loans net of applicable Servicing Fees (minus that portion of any such payment which is allocable to the period prior to the related Cut-off Date). The outstanding principal balance of each Mortgage Loan as of the related Cut-off Date is determined after application of payments of principal due on or before the related Cut-off Date whether or not collected, together with any unscheduled principal prepayments collected prior to the related Cut-off Date; provided, however, that payments of scheduled principal and interest prepaid for a Due Date beyond the related Cut-off Date shall not be applied to the principal balance as of the related Cut-off Date. Such prepaid amounts shall be the property of the Purchaser. The Company shall deposit any such prepaid amounts into the Custodial Account, which account is established for the benefit of the Purchaser for subsequent remittance by the Company to the Purchaser.


                                      15
(page)

      Section 2.03      Servicing of Mortgage Loans.

      Simultaneously with the execution and delivery of each Term Sheet, the Company does hereby agree to directly service the Mortgage Loans listed on the related Mortgage Loan Schedule attached to the related Term Sheet subject to the terms of this Agreement and the related Term Sheet. The rights of the Purchaser to receive payments with respect to the related Mortgage Loans shall be as set forth in this Agreement.

      Section 2.04      Record  Title  and   Possession   of  Mortgage   Files;
Maintenance of Servicing Files.

      As of the related Closing Date, the Company sold, transferred, assigned, set over and conveyed to the Purchaser, without recourse, on a servicing retained basis, and the Company hereby acknowledges that the Purchaser has, but subject to the terms of this Agreement and the related Term Sheet, all the right, title and interest of the Company in and to the Mortgage Loans. Company will deliver the Mortgage Files to the Custodian designated by Purchaser, on or before the related Closing Date, at the expense of the Company. The Company shall maintain a Servicing File consisting of a copy of the contents of each Mortgage File and the originals of the documents in each Mortgage File not delivered to the Purchaser. The Servicing File shall contain all documents necessary to service the Mortgage Loans. The possession of each Servicing File by the Company is at the will of the Purchaser, for the sole purpose of servicing the related Mortgage Loan, and such retention and possession by the Company is in a custodial capacity only. From the related Closing Date, the ownership of each Mortgage Loan, including the Mortgage Note, the Mortgage, the contents of the related Mortgage File and all rights, benefits, proceeds and obligations arising therefrom or in connection therewith, has been vested in the Purchaser. All rights arising out of the Mortgage Loans including, but not limited to, all funds received on or in connection with the Mortgage Loans and all records or documents with respect to the Mortgage Loans prepared by or which come into the possession of the Company shall be received and held by the Company in trust for the benefit of the Purchaser as the owner of the Mortgage Loans. Any portion of the Mortgage Files retained by the Company shall be appropriately identified in the Company's computer system to clearly reflect the ownership of the Mortgage Loans by the Purchaser. The Company shall release its custody of the contents of the Mortgage Files only in accordance with written instructions of the Purchaser, except when such release is required as incidental to the Company's servicing of the Mortgage Loans or is in connection with a repurchase of any Mortgage Loan or Loans with respect thereto pursuant to this Agreement and the related Term Sheet, such written instructions shall not be required.

      Section 2.05       Books and Records.

      The sale of each Mortgage Loan shall be reflected on the Company's balance sheet and other financial statements as a sale of assets by the Company. The Company shall be responsible for maintaining, and shall maintain, a complete set of books and records for the Mortgage Loans that shall be appropriately identified in the Company's computer system to clearly reflect the ownership of the Mortgage Loan by the Purchaser. In particular, the Company shall maintain in its possession, available for inspection by the Purchaser, or its designee and shall deliver to the Purchaser upon demand, evidence of compliance with all federal, state and local laws, rules and regulations, and requirements of Fannie Mae or FHLMC, as applicable, including but not limited to documentation as to the method used in determining the applicability of the provisions of the Flood Disaster Protection Act of 1973, as amended, to the Mortgaged Property, documentation evidencing insurance coverage of any condominium project as required by Fannie Mae or FHLMC, and periodic inspection reports as required by Section
4.13. To the extent that original documents are not required for purposes of realization of Liquidation Proceeds or Insurance Proceeds, documents maintained by the Company may be in the form of microfilm or microfiche.


                                      16
(page)

      The Company shall maintain with respect to each Mortgage Loan and shall make available for inspection by any Purchaser or its designee the related Servicing File during the time the Purchaser retains ownership of a Mortgage Loan and thereafter in accordance with applicable laws and regulations.

      In addition to the foregoing, Company shall provide to any supervisory agents or examiners that regulate Purchaser, including but not limited to, the OTS, the FDIC and other similar entities, access, during normal business hours, upon reasonable advance notice to Company and without cost to Company or such supervisory agents or examiners, to any documentation regarding the Mortgage Loans that may be required by any applicable regulator.

      Section 2.06.     Transfer of Mortgage Loans.

      The Company shall keep at its servicing office books and records in which, subject to such reasonable regulations as it may prescribe, the Company shall note transfers of Mortgage Loans. No transfer of a Mortgage Loan may be made unless such transfer is in compliance with the terms hereof. For the purposes of this Agreement, the Company shall be under no obligation to deal with any person with respect to this Agreement or any Mortgage Loan unless a notice of the transfer of such Mortgage Loan has been delivered to the Company in accordance with this Section 2.06 and the books and records of the Company show such person as the owner of the Mortgage Loan. The Purchaser may, subject to the terms of this Agreement, sell and transfer one or more of the Mortgage Loans, provided, however, that the transferee will not be deemed to be a Purchaser hereunder binding upon the Company unless such transferee shall agree in writing to be bound by the terms of this Agreement and an original counterpart of the instrument of transfer in an Assignment and Assumption of this Agreement substantially in the form of Exhibit D hereto executed by the transferee shall have been delivered to the Company. The Purchaser also shall advise the Company of the transfer. Upon receipt of notice of the transfer, the Company shall mark its books and records to reflect the ownership of the Mortgage Loans of such assignee, and the previous Purchaser shall be released from its obligations hereunder with respect to the Mortgage Loans sold or transferred.

      Section 2.07      Delivery of Mortgage Loan Documents.


                                      17
(page)

            The Company shall deliver and release to the Purchaser or its designee the Mortgage Loan Documents in accordance with the terms of this Agreement and the related Term Sheet. The documents enumerated as items (1),
(2),  (3),  (4),  (5), (6), (7), (8), (9) and (16) in Exhibit A hereto shall be delivered  by the Company to the  Purchaser or its designee no later than three
(3) Business Days prior to the related Closing Date pursuant to a bailee letter agreement. All other documents in Exhibit A hereto, together with all other documents executed in connection with the Mortgage Loan that Company may have in its possession, shall be retained by the Company in trust for the Purchaser. If the Company cannot deliver the original recorded Mortgage Loan Documents or the original policy of title insurance, including riders and endorsements thereto, on the related Closing Date, the Company shall, promptly upon receipt thereof and in any case not later than 120 days from the related Closing Date, deliver such original documents, including original recorded documents, to the Purchaser or its designee (unless the Company is delayed in making such delivery by reason of the fact that such documents shall not have been returned by the appropriate recording office). If delivery is not completed within 120 days solely due to delays in making such delivery by reason of the fact that such documents shall not have been returned by the appropriate recording office, Company shall deliver such document to Purchaser, or its designee, within such time period as specified in a Company's Officer's Certificate. In the event that documents have not been received by the date specified in the Company's Officer's Certificate, a subsequent Company's Officer's Certificate shall be delivered by such date specified in the prior Company's Officer's Certificate, stating a revised date for receipt of documentation. The procedure shall be repeated until the documents have been received and delivered. If delivery is not completed within 180 days solely due to delays in making such delivery by reason of the fact that such documents shall not have been returned by the appropriate recording office, the Company shall continue to use its best efforts to effect delivery as soon as possible thereafter, provided that if such documents are not delivered by the 270th day from the date of the related Closing Date, the Company shall repurchase the related Mortgage Loans at the Repurchase Price in accordance with Section 3.03 hereof.

      The Company shall pay all initial recording fees, if any, for the assignments of mortgage and any other fees in connection with the transfer of all original documents to the Purchaser or its designee. Company shall prepare, in recordable form, all assignments of mortgage necessary to assign the Mortgage Loans to Purchaser, or its designee. Company shall be responsible for recording the assignments of mortgage.

      Company shall provide an original or duplicate original of the title insurance policy to Purchaser or its designee within ninety (90) days of the receipt of the recorded documents (required for issuance of such policy) from the applicable recording office.

      Any review by the Purchaser, or its designee, of the Mortgage Files shall in no way alter or reduce the Company's obligations hereunder.

      If the Purchaser or its designee discovers any defect with respect to a Mortgage File, the Purchaser shall, or shall cause its designee to, give written specification of such defect to the Company which may be given in the exception report or the certification delivered pursuant to this Section 2.07, or otherwise in writing and the Company shall cure or repurchase such Mortgage Loan in accordance with Section 3.03.


                                      18
(page)

      The Company shall forward to the Purchaser, or its designee, original documents evidencing an assumption, modification, consolidation or extension of any Mortgage Loan entered into in accordance with Section 4.01 or 6.01 within one week of their execution; provided, however, that the Company shall provide the Purchaser, or its designee, with a certified true copy of any such document submitted for recordation within one week of its execution, and shall provide the original of any document submitted for recordation or a copy of such document certified by the appropriate public recording office to be a true and complete copy of the original within sixty (60) days of its submission for recordation.

      From time to time the Company may have a need for Mortgage Loan Documents to be released from Purchaser, or its designee. Purchaser shall, or shall cause its designee, upon the written request of the Company, within ten (10) Business Days, deliver to the Company, any requested documentation previously delivered to Purchaser as part of the Mortgage File, provided that such documentation is promptly returned to Purchaser, or its designee, when the Company no longer requires possession of the document, and provided that during the time that any such documentation is held by the Company, such possession is in trust for the benefit of Purchaser. Company shall indemnify Purchaser, and its designee, from and against any and all losses, claims, damages, penalties, fines, forfeitures, costs and expenses (including court costs and reasonable attorney's fees) resulting from or related to the loss, damage, or misplacement of any documentation delivered to Company pursuant to this paragraph.

      Section 2.08      Quality Control Procedures.

      The  Company  must  have  an  internal   quality   control  program  that
verifies, on a regular basis, the existence and accuracy of the legal documents, credit documents, property appraisals, and underwriting decisions. The program must be capable of evaluating and monitoring the overall quality of its loan production and servicing activities. The program is to ensure that the Mortgage Loans are originated and serviced in accordance with prudent mortgage banking practices and accounting principles; guard against dishonest, fraudulent, or negligent acts; and guard against errors and omissions by officers, employees, or other authorized persons.

      Section  2.09  Near-term   Principal   Prepayments;   Near  Term  Payment
Defaults

           In the event any Principal Prepayment is made by a Mortgagor on or prior to three months after the related Closing Date], the Company shall remit to the Purchaser an amount equal to the excess, if any, of the Purchase Price Percentage over par multiplied by the amount of such Principal Prepayment. Such remittance shall be made by the Company to Purchaser no later than the third Business Day following receipt of such Principal Prepayment by the Company.

           In the event either of the first three (3) scheduled Monthly Payments which are due under any Mortgage Loan after the related Cut-off Date are not made during the month in which such Monthly Payments are due, then not later than five (5) Business Days after notice to the Company by Purchaser (and at Purchaser's sole option), the Company, shall repurchase such Mortgage Loan from the Purchaser pursuant to the repurchase provisions contained in this Subsection 3.03.


                                      19
(page)

      Section 2.10      Modification of Obligations.

      Purchaser may, without any notice to Company, extend, compromise, renew, release, change, modify, adjust or alter, by operation of law or otherwise, any of the obligations of the Mortgagors or other persons obligated under a Mortgage Loan without releasing or otherwise affecting the obligations of Company under this Agreement, or with respect to such Mortgage Loan, except to the extent Purchaser's extension, compromise, release, change, modification, adjustment, or alteration affects Company's ability to collect the Mortgage Loan or realize on the security of the Mortgage, but then only to the extent such action has such effect.

                                  ARTICLE III

                       REPRESENTATIONS AND WARRANTIES OF
               THE COMPANY; REPURCHASE; REVIEW OF MORTGAGE LOANS

      Section 3.01      Representations and Warranties of the Company.

      The Company represents, warrants and covenants to the Purchaser that, as of the related Closing Date or as of such date specifically provided herein:

      (a) The Company is a corporation, duly organized, validly existing and in good standing under the laws of the State of New York and has all licenses necessary to carry out its business as now being conducted, and is licensed and qualified to transact business in and is in good standing under the laws of each state in which any Mortgaged Property is located or is otherwise exempt under applicable law from such licensing or qualification or is otherwise not required under applicable law to effect such licensing or qualification and no demand for such licensing or qualification has been made upon such Company by any such state, and in any event such Company is in compliance with the laws of any such state to the extent necessary to ensure the enforceability of each Mortgage Loan and the servicing of the Mortgage Loans in accordance with the terms of this Agreement;

      (b) The Company has the full power and authority and legal right to hold, transfer and convey each Mortgage Loan, to sell each Mortgage Loan and to execute, deliver and perform, and to enter into and consummate all transactions  contemplated  by this Agreement and the related Term Sheet and to conduct its business as presently conducted, has duly authorized the execution, delivery and performance of this Agreement and the related Term Sheet and any agreements contemplated hereby, has duly executed and delivered this Agreement and the related Term Sheet, and any agreements contemplated hereby, and this Agreement and the related Term Sheet and each Assignment to the Purchaser and any agreements contemplated hereby, constitutes a legal, valid and binding obligation of the Company, enforceable against it in accordance with its terms, and all requisite corporate action has been taken by the Company to make this Agreement and the related Term Sheet and all agreements contemplated hereby valid and binding upon the Company in accordance with their terms;


                                      20
(page)

      (c) Neither the execution and delivery of this Agreement and the related Term Sheet, nor the origination or purchase of the Mortgage Loans by the Company, the sale of the Mortgage Loans to the Purchaser, the consummation of the transactions contemplated hereby, or the fulfillment of or compliance with the terms and conditions of this Agreement and the related Term Sheet will conflict with any of the terms, conditions or provisions of the Company's charter or by-laws or materially conflict with or result in a material breach of any of the terms, conditions or provisions of any legal restriction or any agreement or instrument to which the Company is now a party or by which it is bound, or constitute a default or result in an acceleration under any of the foregoing, or result in the material violation of any law, rule, regulation, order, judgment or decree to which the Company or its properties are subject, or impair the ability of the Purchaser to realize on the Mortgage Loans.

      (d) There is no litigation, suit, proceeding or investigation pending or, to the best of Company's knowledge, threatened, or any order or decree outstanding, with respect to the Company which, either in any one instance or in the aggregate, is reasonably likely to have a material adverse effect on the sale of the Mortgage Loans, the execution, delivery, performance or enforceability of this Agreement and the related Term Sheet, or which is reasonably likely to have a material adverse effect on the financial condition of the Company.

      (e) No consent, approval, authorization or order of any court or governmental agency or body is required for the execution, delivery and performance by the Company of or compliance by the Company with this Agreement or the related Term Sheet, or the sale of the Mortgage Loans and delivery of the Mortgage Files to the Purchaser or the consummation of the transactions contemplated by this Agreement or the related Term Sheet, except for consents, approvals, authorizations and orders which have been obtained;

      (f) The consummation of the transactions contemplated by this Agreement or the related Term Sheet is in the ordinary course of business of the Company and Company, and the transfer, assignment and conveyance of the Mortgage Notes and the Mortgages by the Company pursuant to this Agreement or the related Term Sheet are not subject to bulk transfer or any similar statutory provisions in effect in any applicable jurisdiction;

      (g) The origination and servicing practices used by the Company and any prior originator or servicer with respect to each Mortgage Note and Mortgage have been legal and in accordance with applicable laws and regulations and the Mortgage Loan Documents, and in all material respects proper and prudent in the mortgage origination and servicing business. Each Mortgage Loan has been serviced in all material respects with Accepted Servicing Practices. With respect to escrow deposits and payments that the Company, on behalf of an investor, is entitled to collect, all such payments are in the possession of, or under the control of, the Company, and there exist no deficiencies in connection therewith for which customary arrangements for repayment thereof have not been made. All escrow payments have been collected in full compliance with state and federal law and the provisions of the related Mortgage Note and Mortgage. As to any Mortgage Loan that is the subject of an escrow, escrow of funds is not prohibited by applicable law and has been established in an amount sufficient to pay for every escrowed item that remains unpaid and has been assessed but is not yet due and payable. No escrow deposits or other charges or payments due under the Mortgage Note have been capitalized under any Mortgage or the related Mortgage Note;


                                      21
(page)

      (h) The Company used no selection procedures that identified the Mortgage Loans as being less desirable or valuable than other comparable mortgage loans in the Company's portfolio at the related Cut-off Date;

      (i) The Company will treat the sale of the Mortgage Loans to the Purchaser as a sale for reporting and accounting purposes and, to the extent appropriate, for federal income tax purposes;

      (j) Company is an approved seller/servicer of residential mortgage loans for Fannie Mae, FHLMC and HUD, with such facilities, procedures and personnel necessary for the sound servicing of such mortgage loans. The Company is duly qualified, licensed, registered and otherwise authorized under all applicable federal, state and local laws, and regulations, if applicable, meets the minimum capital requirements set forth by the OCC, and is in good standing to sell mortgage loans to and service mortgage loans for Fannie Mae and FHLMC and no event has occurred which would make Company unable to comply with eligibility requirements or which would require notification to either Fannie Mae or FHLMC;

      (k) The Company does not believe, nor does it have any cause or reason to believe, that it cannot perform each and every covenant contained in this Agreement or the related Term Sheet. The Company is solvent and the sale of the Mortgage Loans will not cause the Company to become insolvent. The sale of the Mortgage Loans is not undertaken with the intent to hinder, delay or defraud any of the Company's creditors;

      (l) No statement, tape, diskette, form, report or other document prepared by, or on behalf of, Company pursuant to this Agreement or the related Term Sheet or in connection with the transactions contemplated hereby, contains or will contain any statement that is or will be inaccurate or misleading in any material respect;

      (m) The Company acknowledges and agrees that the Servicing Fee represents reasonable compensation for performing such services and that the entire Servicing Fee shall be treated by the Company, for accounting and tax purposes, as compensation for the servicing and administration of the
Mortgage Loans pursuant to this Agreement. In the opinion of Company, the consideration received by Company upon the sale of the Mortgage Loans to Purchaser under this Agreement and the related Term Sheet constitutes fair consideration for the Mortgage Loans under current market conditions.

      (n) Company has delivered to the Purchaser financial statements of its parent, for its last two complete fiscal years. All such financial information fairly presents the pertinent results of operations and financial position for the period identified and has been prepared in accordance with GAAP consistently applied throughout the periods involved, except as set forth in the notes thereto. There has been no change in the business, operations, financial condition, properties or assets of the Company since the date of the Company's financial information that would have a material adverse effect on its ability to perform its obligations under this Agreement;


                                      22
(page)

      (o) The Company has not dealt with any broker, investment banker, agent or other person that may be entitled to any commission or compensation in connection with the sale of the Mortgage Loans;

      Section 3.02      Representations   and   Warranties   as  to  Individual
Mortgage Loans.

      References in this Section to percentages of Mortgage Loans refer in each case to the percentage of the aggregate Stated Principal Balance of the Mortgage Loans as of the related Cut-off Date, based on the outstanding Stated Principal Balances of the Mortgage Loans as of the related Cut-off Date, and giving effect to scheduled Monthly Payments due on or prior to the related Cut-off Date, whether or not received. References to percentages of Mortgaged Properties refer, in each case, to the percentages of expected aggregate Stated Principal Balances of the related Mortgage Loans (determined as described in the preceding sentence). The Company hereby represents and warrants to the Purchaser, as to each Mortgage Loan, as of the related Closing Date as follows:

       (a) The information set forth in the Mortgage Loan Schedule attached to the related Term Sheet is true, complete and correct in all material respects as of the related Cut-Off Date;

      (b) The Mortgage creates a valid, subsisting and enforceable first lien or a first priority ownership interest in an estate in fee simple in real property securing the related Mortgage Note subject to principles of equity, bankruptcy, insolvency and other laws of general application affecting the rights of creditors;

      (c) All payments due prior to the related Cut-off Date for such Mortgage Loan have been made as of the related Closing Date; the Mortgage Loan has not been dishonored; there are no material defaults under the terms of the Mortgage Loan; the Company has not advanced its own funds, or induced, solicited or knowingly received any advance of funds from a party other than the owner of the Mortgaged Property subject to the Mortgage, directly or indirectly, for the payment of any amount required by the Mortgage Loan. As of the related Closing Date, all of the Mortgage Loans will have an actual interest paid to date of their related Cut-off Date(or later) and will be due for the scheduled monthly payment next succeeding the Cut-off Date (or later), as evidenced by a posting to Company's servicing collection system. No payment under any Mortgage Loan is delinquent as of the related Closing Date nor has any scheduled payment been delinquent at any time during the twelve (12) months prior to the month of the related Closing Date. For purposes of this paragraph, a Mortgage Loan will be deemed delinquent if any payment due thereunder was not paid by the Mortgagor in the month such payment was due;


                                      23
(page)

      (d) There are no defaults by Company in complying with the terms of the Mortgage, and all taxes, governmental assessments, insurance premiums, water, sewer and municipal charges, leasehold payments or ground rents which previously became due and owing have been paid, or escrow funds have been established in an amount sufficient to pay for every such escrowed item which remains unpaid and which has been assessed but is not yet due and payable;

      (e) The terms of the Mortgage Note and the Mortgage have not been impaired, waived, altered or modified in any respect, except by written instruments which have been recorded to the extent any such recordation is required by law, or, necessary to protect the interest of the Purchaser. No instrument of waiver, alteration or modification has been executed except in connection with a modification agreement and which modification agreement is part of the Mortgage File and the terms of which are reflected in the related Mortgage Loan Schedule, and no Mortgagor has been released, in whole or in part, from the terms thereof except in connection with an assumption agreement and which assumption agreement is part of the Mortgage File and the terms of which are reflected in the related Mortgage Loan Schedule; the substance of any such waiver, alteration or modification has been approved by the issuer of any related Primary Mortgage Insurance Policy and title insurance policy, to the extent required by the related policies;

      (f) The Mortgage Note and the Mortgage are not subject to any right of rescission, set-off, counterclaim or defense, including, without limitation, the defense of usury, nor will the operation of any of the terms of the Mortgage Note or the Mortgage, or the exercise of any right thereunder, render the Mortgage Note or Mortgage unenforceable, in whole or in part, or subject to any right of rescission, set-off, counterclaim or defense, including the defense of usury, and no such right of rescission, set-off, counterclaim or defense has been asserted with respect thereto; and as of the related Closing Date the Mortgagor was not a debtor in any state or federal bankruptcy or insolvency proceeding;

      (g) All buildings or other customarily insured improvements upon the Mortgaged Property are insured by a Qualified Insurer, against loss by fire, hazards of extended coverage and such other hazards as are provided for in the Fannie Mae or FHLMC Guide, as well as all additional requirements set forth in Section 4.10 of this Agreement. All such standard hazard policies are in full force and effect and contain a standard mortgagee clause naming the Company and its successors in interest and assigns as loss payee and such clause is still in effect and all premiums due thereon have been paid. If required by the Flood Disaster Protection Act of 1973, as amended, the Mortgage Loan is covered by a flood insurance policy meeting the requirements of the current guidelines of the Federal Insurance Administration which policy conforms to Fannie Mae or FHLMC requirements, as well as all additional requirements set forth in Section 4.10 of this Agreement. Such policy was issued by a Qualified Insurer. The Mortgage obligates the Mortgagor thereunder to maintain all such insurance at the Mortgagor's cost and expense, and on the Mortgagor's failure to do so, authorizes the holder of the Mortgage to maintain such insurance at the Mortgagor's cost and expense and to seek reimbursement therefor from the Mortgagor. Neither the Company (nor any prior originator or servicer of any of the Mortgage Loans) nor any Mortgagor has engaged in any act or omission which has impaired or would impair the coverage of any such policy, the benefits of the endorsement provided for herein, or the validity and binding effect of either;


                                      24
(page)

      (h) Any and all requirements of any federal, state or local law including, without limitation, usury, truth-in-lending, real estate settlement procedures, consumer credit protection, equal credit opportunity or disclosure laws applicable to the Mortgage Loan have been complied with in all material respects. None of the Mortgage Loans are (a) loans subject to 12 CFR Part 226.31, 12 CFR Part 226.32 or 12 CFR Part 226.34 of Regulation Z, the regulation implementing TILA, which implements the Home Ownership and Equity Protection Act of 1994, as amended or (b) classified and/or defined as a "high cost", "covered", or "predatory" loan under any other state, federal or local law or regulation or ordinance, including, but not limited to, the States of Georgia and North Carolina and the City of New York. The Company maintains, and shall maintain, evidence of such compliance as required by applicable  law or  regulation  and shall  make  such  evidence  available  for inspection at the Company's office during normal business hours upon reasonable advance notice;

      (i) The Mortgage has not been satisfied, canceled or subordinated, in whole or in part, or rescinded, and the Mortgaged Property has not been released from the lien of the Mortgage, in whole or in part nor has any instrument been executed that would effect any such release, cancellation, subordination or rescission. The Company has not waived the performance by the Mortgagor of any action, if the Mortgagor's failure to perform such action would cause the Mortgage Loan to be in default, nor has the Company waived any default resulting from any action or inaction by the Mortgagor;

      (j) The Mortgage is a valid, subsisting, enforceable and perfected first lien on the Mortgaged Property, including all buildings on the
Mortgaged Property and all installations and mechanical, electrical, plumbing, heating and air conditioning systems affixed to such buildings, and all additions, alterations and replacements made at any time with respect to the foregoing securing the Mortgage Note's original principal balance subject to principles of equity, bankruptcy, insolvency and other laws of general application affecting the rights of creditors. The Mortgage and the Mortgage Note do not contain any evidence of any security interest or other interest or right thereto. Such lien is free and clear of all adverse claims, liens and encumbrances having priority over the first lien of the Mortgage subject only to (1) the lien of non-delinquent current real property taxes and assessments not yet due and payable, (2) covenants, conditions and restrictions, rights of way, easements and other matters of the public record as of the date of recording which are acceptable to mortgage lending institutions generally and either (A) which are referred to in the lender's title insurance policy delivered to the originator or otherwise considered in the appraisal made for the originator of the Mortgage Loan, or (B) which do not adversely affect the residential use or Appraised Value of the Mortgaged Property as set forth in such appraisal, and (3) other matters to which like properties are commonly subject which do not individually or in the aggregate materially interfere with the benefits of the security intended to be provided by the Mortgage or the use, enjoyment, value or marketability of the related Mortgaged Property. Any security agreement, chattel mortgage or equivalent document related to and delivered in connection with the Mortgage Loan establishes and creates a valid, subsisting, enforceable and perfected first lien and first priority security interest on the property described therein, and the Company has the full right to sell and assign the same to the Purchaser;


                                      25
(page)

      (k) The Mortgage Note and the related Mortgage are original and genuine and each is the legal, valid and binding obligation of the maker thereof, enforceable in all respects in accordance with its terms subject to principles of equity, bankruptcy, insolvency and other laws of general application affecting the rights of creditors, and the Company has taken all action necessary to transfer such rights of enforceability to the Purchaser. All parties to the Mortgage Note and the Mortgage had the legal capacity to enter into the Mortgage Loan and to execute and deliver the Mortgage Note and the Mortgage. The Mortgage Loan Documents are on forms acceptable to Fannie Mae and FHLMC. The Mortgage Note and the Mortgage have been duly and properly executed by such parties. No fraud, error, omission, misrepresentation, negligence or similar occurrence with respect to a Mortgage Loan has taken place on the part of Company or the Mortgagor, or on the part of any other party involved in the origination or servicing of the Mortgage Loan. The proceeds of the Mortgage Loan have been fully disbursed and there is no requirement for future advances thereunder, and any and all requirements as to completion of any on-site or off-site improvements and as to disbursements of any escrow funds therefor have been complied with. All costs, fees and expenses incurred in making or closing the Mortgage Loan and the recording of the Mortgage were paid, and the Mortgagor is not entitled to any refund of any amounts paid or due under the Mortgage Note or Mortgage;

      (l) The Company is the sole owner and holder of the Mortgage Loan and the indebtedness evidenced by the Mortgage Note. Upon the sale of the Mortgage Loan to the Purchaser, the Company will retain the Mortgage File or any part thereof with respect thereto not delivered to the Purchaser or the Purchaser's designee in trust only for the purpose of servicing and supervising the servicing of the Mortgage Loan. Immediately prior to the transfer and assignment to the Purchaser, the Mortgage Loan, including the Mortgage Note and the Mortgage, were not subject to an assignment, sale or pledge to any person other than Purchaser, and the Company had good and marketable title to and was the sole owner thereof and had full right to transfer and sell the Mortgage Loan to the Purchaser free and clear of any encumbrance, equity, lien, pledge, charge, claim or security interest and has the full right and authority subject to no interest or participation of, or agreement with, any other party, to sell and assign the Mortgage Loan pursuant to this Agreement and following the sale of the Mortgage Loan, the Purchaser will own such Mortgage Loan free and clear of any encumbrance, equity, participation interest, lien, pledge, charge, claim or security interest. The Company intends to relinquish all rights to possess, control and monitor the Mortgage Loan, except for the purposes of servicing the Mortgage Loan as set forth in this Agreement. After the related Closing Date, the Company will not have any right to modify or alter the terms of the sale of the Mortgage Loan and the Company will not have any obligation or right to repurchase the Mortgage Loan or substitute another Mortgage Loan, except as provided in this Agreement, or as otherwise agreed to by the Company and the Purchaser;

      (m) Each Mortgage Loan is covered by an ALTA lender's title insurance policy or other generally acceptable form of policy or insurance acceptable to Fannie Mae or FHLMC (including adjustable rate endorsements), issued by a title insurer acceptable to Fannie Mae or FHLMC and qualified to do business in the jurisdiction where the Mortgaged Property is located, insuring (subject to the exceptions contained in (j)(1), (2) and (3) above) the
Company, its successors and assigns, as to the first priority lien of the Mortgage in the original principal amount of the Mortgage Loan and against any loss by reason of the invalidity or unenforceability of the lien resulting from the provisions of the Mortgage providing for adjustment in the
Mortgage Interest Rate and Monthly Payment. Where required by state law or regulation, the Mortgagor has been given the opportunity to choose the carrier of the required mortgage title insurance. The Company, its successors and assigns, is the sole insured of such lender's title insurance policy, such title insurance policy has been duly and validly endorsed to the Purchaser or the assignment to the Purchaser of the Company's interest therein does not require the consent of or notification to the insurer and such lender's title insurance policy is in full force and effect and will be in full force and effect upon the consummation of the transactions contemplated by this Agreement. No claims have been made under such lender's title insurance policy, and no prior holder or servicer of the related Mortgage, including the Company, nor any Mortgagor, has done, by act or omission, anything which would impair the coverage of such lender's title insurance policy;


                                      26
(page)

      (n) There is no default, breach, violation or event of acceleration existing under the Mortgage or the related Mortgage Note and no event which, with the passage of time or with notice and the expiration of any grace or cure period, would constitute a default, breach, violation or event permitting acceleration; and neither the Company, nor any prior mortgagee has waived any default, breach, violation or event permitting acceleration;

      (o) There are no mechanics' or similar liens or claims which have been filed for work, labor or material (and no rights are outstanding that under law could give rise to such liens) affecting the related Mortgaged Property which are or may be liens prior to or equal to the lien of the related Mortgage;

      (p) All improvements subject to the Mortgage which were considered in determining the appraised value of the Mortgaged Property lie wholly within the boundaries and building restriction lines of the Mortgaged Property (and wholly within the project with respect to a condominium unit) and no improvements on adjoining properties encroach upon the Mortgaged Property except those which are insured against by the title insurance policy referred to in clause (m) above and all improvements on the property comply with all applicable zoning and subdivision laws and ordinances;

      (q) Each Mortgage Loan was originated by or for the Company pursuant to, and conforms with, the Company's underwriting guidelines attached as Exhibit H hereto. The Mortgage Loan bears interest at an adjustable rate (if applicable) as set forth in the related Mortgage Loan Schedule, and Monthly Payments under the Mortgage Note are due and payable on the first day of each month. The Mortgage contains the usual and enforceable provisions of the Company at the time of origination for the acceleration of the payment of the unpaid principal amount of the Mortgage Loan if the related Mortgaged Property is sold without the prior consent of the mortgagee thereunder;


                                      27
(page)

      (r) The Mortgaged Property is not subject to any material damage. At origination of the Mortgage Loan there was not, since origination of the Mortgage Loan there has not been, and there currently is no proceeding pending for the total or partial condemnation of the Mortgaged Property. The Company has not received notification that any such proceedings are scheduled to commence at a future date;

      (s) The related Mortgage contains customary and enforceable provisions such as to render the rights and remedies of the holder thereof adequate for the realization against the Mortgaged Property of the benefits of the security provided thereby, including, (1) in the case of a Mortgage designated as a deed of trust, by trustee's sale, and (2) otherwise by judicial foreclosure. There is no homestead or other exemption available to the Mortgagor which would interfere with the right to sell the Mortgaged Property at a trustee's sale or the right to foreclose the Mortgage;

      (t) If the Mortgage constitutes a deed of trust, a trustee, authorized and duly qualified if required under applicable law to act as such, has been properly designated and currently so serves and is named in the Mortgage, and no fees or expenses, except as may be required by local law, are or will become payable by the Purchaser to the trustee under the deed of trust, except in connection with a trustee's sale or attempted sale after default by the Mortgagor;

      (u) The Mortgage File contains an appraisal of the related Mortgaged Property signed prior to the final approval of the mortgage loan application by a Qualified Appraiser, approved by the Company, who had no interest, direct or indirect, in the Mortgaged Property or in any loan made on the security thereof, and whose compensation is not affected by the approval or disapproval of the Mortgage Loan, and the appraisal and appraiser both satisfy the requirements of Fannie Mae or FHLMC and Title XI of the Federal Institutions Reform, Recovery, and Enforcement Act of 1989 and the regulations promulgated thereunder, all as in effect on the date the Mortgage Loan was originated. The appraisal is in a form acceptable to Fannie Mae or FHLMC;

      (v) All parties which have had any interest in the Mortgage, whether as mortgagee, assignee, pledgee or otherwise, are (or, during the period in which they held and disposed of such interest, were) (A) in compliance with any and all applicable licensing requirements of the laws of the state wherein the Mortgaged Property is located, and (B) (1) organized under the laws of such state, or (2) qualified to do business in such state, or (3) federal savings and loan associations or national banks or a Federal Home Loan Bank or savings bank having principal offices in such state, or (4) not doing business in such state;

      (w) The related Mortgage Note is not and has not been secured by any collateral except the lien of the corresponding Mortgage and the security interest of any applicable security agreement or chattel mortgage referred to above and such collateral does not serve as security for any other obligation;

      (x) The Mortgagor has received and has executed, where applicable, all disclosure materials required by applicable law with respect to the making of such mortgage loans;


                                      28
(page)

      (y) The Mortgage Loan does not contain balloon or "graduated payment" features; No Mortgage Loan is subject to a buydown agreement or contains any buydown provision;

      (z) The Mortgagor is not in bankruptcy and, the Mortgagor is not insolvent and the Company has no knowledge of any circumstances or conditions with respect to the Mortgage, the Mortgaged Property, the Mortgagor or the Mortgagor's credit standing that could reasonably be expected to cause investors to regard the Mortgage Loan as an unacceptable investment, cause the Mortgage Loan to become delinquent, or materially adversely affect the value or marketability of the Mortgage Loan;

      (aa) Each Mortgage Loan bears interest based upon a thirty (30) day month and a three hundred and sixty (360) day year. The Mortgage Loans have an original term to maturity of not more than thirty (30) years, with interest payable in arrears on the first day of each month. As to each adjustable rate Mortgage Loan, on each applicable Adjustment Date, the Mortgage Interest Rate will be adjusted to equal the sum of the Index, plus the applicable Margin; provided, that the Mortgage Interest Rate, on each applicable Adjustment Date, will not increase by more than the Initial Rate Cap or Periodic Rate Cap, as applicable. Over the term of each adjustable rate Mortgage Loan, the Mortgage Interest Rate will not exceed such Mortgage Loan's Lifetime Rate Cap. None of the Mortgage Loans are "interest-only" Mortgage Loans or "negative amortization" Mortgage Loans. With respect to each adjustable rate Mortgage Loan, each Mortgage Note requires a monthly payment which is sufficient (a) during the period prior to the first adjustment to the Mortgage Interest Rate, to fully amortize the original principal balance over the original term thereof and to pay interest at the related Mortgage Interest Rate, and (b) during the period following each Adjustment Date, to fully amortize the outstanding principal balance as of the first day of such period over the then remaining term of such Mortgage Note and to pay interest at the related Mortgage Interest Rate. With respect to each adjustable rate Mortgage Loan, the Mortgage Note provides that when the Mortgage Interest Rate changes on an Adjustment Date, the then outstanding principal balance will be reamortized over the remaining life of the Mortgage Loan. No Mortgage Loan contains terms or provisions which would result in negative amortization. None of the Mortgage Loans contain a conversion feature which would cause the Mortgage Loan interest rate to convert to a fixed interest rate. None of the Mortgage Loans are considered agricultural loans;

      (bb)  (INTENTIONALLY LEFT BLANK)

      (cc)  (INTENTIONALLY LEFT BLANK)

      (dd)  (INTENTIONALLY LEFT BLANK)

      (ee)  (INTENTIONALLY LEFT BLANK)

      (ff)  (INTENTIONALLY LEFT BLANK)

      (gg) (INTENTIONALLY LEFT BLANK)


                                      29
(page)

      (hh) In the event the Mortgage Loan had an LTV at origination greater than 80.00%, the excess of the principal balance of the Mortgage Loan over 75.0% of the Appraised Value of the Mortgaged Property with respect to a Refinanced Mortgage Loan, or the lesser of the Appraised Value or the purchase price of the Mortgaged Property with respect to a purchase money Mortgage Loan was insured as to payment defaults by a Primary Mortgage Insurance Policy issued by a Qualified Insurer. No Mortgage Loan has an LTV over 95%. All provisions of such Primary Mortgage Insurance Policy have been and are being complied with, such policy is in full force and effect, and all premiums due thereunder have been paid. No Mortgage Loan requires payment of such premiums, in whole or in part, by the Purchaser. No action, inaction, or event has occurred and no state of facts exists that has, or will result in the exclusion from, denial of, or defense to coverage. Any Mortgage Loan subject to a Primary Mortgage Insurance Policy obligates the Mortgagor thereunder to maintain the Primary Mortgage Insurance Policy, subject to state and federal law, and to pay all premiums and charges in connection therewith. No action has been taken or failed to be taken, on or prior to the Closing Date which has resulted or will result in an exclusion from, denial of, or defense to coverage under any Primary Mortgage Insurance Policy (including, without limitation, any exclusions, denials or defenses which would limit or reduce the availability of the timely payment of the full amount of the loss otherwise due thereunder to the insured) whether arising out of actions, representations, errors, omissions, negligence, or fraud of the Company or the Mortgagor, or for any other reason under such coverage; The mortgage interest rate for the Mortgage Loan as set forth on the related Mortgage Loan Schedule is net of any such insurance premium. None of the Mortgage Loans are subject to "lender-paid" mortgage insurance;

      (ii) The Assignment is in recordable form and is acceptable for recording under the laws of the jurisdiction in which the Mortgaged Property is located;

      (jj) None of the Mortgage Loans are secured by an interest in a leasehold estate. The Mortgaged Property is located in the state identified in the related Mortgage Loan Schedule and consists of a single parcel of real property with a detached single family residence erected thereon, or a townhouse, or a two-to four-family dwelling, or an individual condominium unit in a condominium project, or an individual unit in a planned unit development or a de minimis planned unit development, provided, however, that no residence or dwelling is a single parcel of real property with a manufactured home not affixed to a permanent foundation, or a mobile home. Any condominium unit or planned unit development conforms with the Company's underwriting guidelines. As of the date of origination, no portion of any
Mortgaged Property was used for commercial purposes, and since the Origination Date, no portion of any Mortgaged Property has been, or currently is, used for commercial purposes;

      (kk) Payments on the Mortgage Loan commenced no more than sixty (60) days after the funds were disbursed in connection with the Mortgage Loan. The Mortgage Note is payable on the first day of each month in monthly installments of principal and interest, which installments are subject to change due to the adjustments to the Mortgage Interest Rate on each Adjustment Date, with interest calculated and payable in arrears. Each of the Mortgage Loans will amortize fully by the stated maturity date, over an original term of not more than thirty years from commencement of amortization;


                                      30
(page)

      (ll) As of the Closing Date of the Mortgage Loan, the Mortgage Property was lawfully occupied under applicable law, and all inspections, licenses and certificates required to be made or issued with respect to all occupied portions of the Mortgaged Property and, with respect to the use and occupancy of the same, including but not limited to certificates of occupancy and fire underwriting certificates, have been made or obtained from the appropriate authorities;

      (mm) There is no pending action or proceeding directly involving the Mortgaged Property in which compliance with any environmental law, rule or regulation is an issue; there is no violation of any environmental law, rule or regulation with respect to the Mortgaged Property; and the Company has not received any notice of any environmental hazard on the Mortgaged Property and nothing further remains to be done to satisfy in full all requirements of each such law, rule or regulation constituting a prerequisite to use and enjoyment of said property;

      (nn) The Mortgagor has not notified the Company, and the Company has no knowledge of any relief requested or allowed to the Mortgagor under the Soldiers' and Sailors' Civil Relief Act of 1940;

      (oo) No Mortgage Loan is a construction or rehabilitation Mortgage Loan or was made to facilitate the trade-in or exchange of a Mortgaged Property;

      (pp)  The Mortgagor for each Mortgage Loan is a natural person;

      (qq)  None of the Mortgage Loans are Co-op Loans;

      (rr) With respect to each Mortgage Loan that has a prepayment penalty feature, each such prepayment penalty is enforceable and will be enforced by the Company and each prepayment penalty is permitted pursuant to federal, state and local law. No Mortgage Loan will impose a prepayment penalty for a term in excess of five years from the date such Mortgage Loan was originated. Except as otherwise set forth on the Mortgage Loan Schedule, with respect to each Mortgage Loan that contains a prepayment penalty, such prepayment penalty is at least equal to the lesser of (A) the maximum amount permitted under applicable law and (B) six months interest at the related Mortgage
Interest Rate on the amount prepaid in excess of 20% of the original principal balance of such Mortgage Loan;

      (ss) With respect to each Mortgage Loan either (i) the fair market value of the Mortgaged Property securing such Mortgage Loan was at least equal to 80 percent of the original principal balance of such Mortgage Loan at the time such Mortgage Loan was originated or (ii) (a) the Mortgage Loan is only secured by the Mortgage Property and (b) substantially all of the proceeds of such Mortgage Loan were used to acquire or to improve or protect the Mortgage Property. For the purposes of the preceding sentence, if the Mortgage Loan has been significantly modified other than as a result of a default or a reasonable foreseeable default, the modified Mortgage Loan will be viewed as having been originated on the date of the modification;


                                      31
(page)

      (tt) The Mortgage Loan was originated by a mortgagee approved by the Secretary of Housing and Urban Development pursuant to sections 203 and 211 of the National Housing Act, a savings and loan association, a savings bank, a commercial bank, credit union, insurance company or similar institution which is supervised and examined by a federal or state authority;

      (uu) None of the Mortgage Loans are simple interest Mortgage Loans and none of the Mortgaged Properties are timeshares;

      (vv) All of the terms of the Mortgage pertaining to interest rate adjustments, payment adjustments and adjustments of the outstanding principal balance are enforceable, all such adjustments have been properly made, including the mailing of required notices, and such adjustments do not and will not affect the priority of the Mortgage lien. With respect to each Mortgage Loan which has passed its initial Adjustment Date, Company has performed an audit of the Mortgage Loan to determine whether all interest rate adjustments have been made in accordance with the terms of the Mortgage Note and Mortgage; and

      (ww) Each Mortgage Note, each Mortgage, each Assignment and any other documents required pursuant to this Agreement to be delivered to the Purchaser or its designee, or its assignee for each Mortgage Loan, have been, on or before the related Closing Date, delivered to the Purchaser or its designee, or its assignee.

      Section 3.03      Repurchase; Substitution.

      It is understood and agreed that the representations and warranties set forth in Sections 3.01 and 3.02 shall survive the sale of the Mortgage Loans and delivery of the Mortgage Loan Documents to the Purchaser, or its designee, and shall inure to the benefit of the Purchaser, notwithstanding any restrictive or qualified endorsement on any Mortgage Note or Assignment or the examination, or lack of examination, of any Mortgage File. Upon discovery by either the Company or the Purchaser of a breach of any of the foregoing representations and warranties which materially and adversely affects the value of the Mortgage Loans or the interest of the Purchaser in any Mortgage Loan, the party discovering such breach shall give prompt written notice to the other. The Company shall have a period of sixty (60) days from the earlier of its discovery or its receipt of notice of any such breach within which to correct or cure such breach. The Company hereby covenants and agrees that if any such breach is not corrected or cured within such sixty day period, the Company shall, at the Purchaser's option and not later than ninety (90) days of its discovery or its receipt of notice of such breach, repurchase such Mortgage Loan at the Repurchase Price or, with the Purchaser's prior consent and at Purchaser's sole option, substitute a
Mortgage Loan as provided below. In the event that any such breach shall involve any representation or warranty set forth in Section 3.01, and such breach is not cured within sixty (60) days of the earlier of either discovery by or notice to the Company of such breach, all Mortgage Loans shall, at the option of the Purchaser, be repurchased by the Company at the Repurchase Price. Any such repurchase shall be accomplished by wire transfer of immediately available funds to Purchaser in the amount of the Repurchase Price.


                                      32
(page)

      If the Company is required to repurchase any Mortgage Loan pursuant to this Section 3.03, the Company may, with the Purchaser's prior consent and at Purchaser's sole option, within ninety (90) days from the related Closing Date, remove such defective Mortgage Loan from the terms of this Agreement and substitute another mortgage loan for such defective Mortgage Loan, in lieu of repurchasing such defective Mortgage Loan. Any substitute Mortgage Loan is subject to Purchaser acceptability. Any substituted Loans will comply with the representations and warranties set forth in this Agreement as of the substitution date

      The Company shall amend the related Mortgage Loan Schedule to reflect the withdrawal of the removed Mortgage Loan from this Agreement and the substitution of such substitute Mortgage Loan therefor. Upon such amendment, the Purchaser shall review the Mortgage File delivered to it relating to the substitute Mortgage Loan. In the event of such a substitution, accrued interest on the substitute Mortgage Loan for the month in which the substitution occurs and any Principal Prepayments made thereon during such month shall be the property of the Purchaser and accrued interest for such month on the Mortgage Loan for which the substitution is made and any Principal Prepayments made thereon during such month shall be the property of the Company. The principal payment on a substitute Mortgage Loan due on the Due Date in the month of substitution shall be the property of the Company and the principal payment on the Mortgage Loan for which the substitution is made due on such date shall be the property of the Purchaser.

      For any month in which the Company is permitted to substitute one or more substitute Mortgage Loans, the Company will determine the amount (if any) by which the aggregate  Stated  Principal  Balance  (after  application of
the  principal  portion  of  all  scheduled   payments  due  in  the  month  of
substitution) of all the substitute Mortgage Loans in the month of substitution is less then the aggregate Stated Principal Balance (after application of the principal portion of the scheduled payment due in the month of substitution) of the such replaced Mortgage Loan. An amount equal to the aggregate of such deficiencies described in the preceding sentence for any Remittance Date shall be deposited into the Custodial Account by the Company on the related Determination Date in the month following the calendar month during which the substitution occurred.

      It is understood and agreed that the obligation of the Company set forth in this Section 3.03 to cure, repurchase or substitute for a defective Mortgage Loan, and to indemnify Purchaser pursuant to Section 8.01, constitute the sole remedies of the Purchaser respecting a breach of the foregoing representations and warranties. If the Company fails to repurchase or substitute for a defective Mortgage Loan in accordance with this Section 3.03, or fails to cure a defective Mortgage Loan to Purchaser's reasonable satisfaction in accordance with this Section 3.03, or to indemnify Purchaser pursuant to Section 8.01, that failure shall be an Event of Default and the Purchaser shall be entitled to pursue all remedies available in this Agreement as a result thereof. No provision of this paragraph shall affect the rights of the Purchaser to terminate this Agreement for cause, as set forth in Sections 10.01 and 11.01.


                                      33
(page)

      Any cause of action against the Company relating to or arising out of the breach of any representations and warranties made in Sections 3.01 and
3.02 shall accrue as to any Mortgage Loan upon (i) the earlier of discovery of such breach by the Company or notice thereof by the Purchaser to the Company, (ii) failure by the Company to cure such breach or repurchase such Mortgage Loan as specified above, and (iii) demand upon the Company by the Purchaser for compliance with this Agreement.

      In the event that any Mortgage Loan is held by a REMIC, notwithstanding any contrary provision of this Agreement, with respect to any Mortgage Loan that is not in default or as to which no default is imminent, no substitution pursuant to Subsection 3.03 shall be made after the applicable REMIC's "start up day" (as defined in Section 860G(a) (9) of the Code), unless the Company has obtained an Opinion of Counsel to the effect that such substitution will not (i) result in the imposition of taxes on "prohibited transactions" of such REMIC (as defined in Section 860F of the Code) or otherwise subject the REMIC to tax, or (ii) cause the REMIC to fail to qualify as a REMIC at any time.

      Section 3.04      Representations and Warranties of the Purchaser.

      The Purchaser represents, warrants and convenants to the Company that, as of the related Closing Date or as of such date specifically provided herein:

      (a) The Purchaser is a corporation, dully organized validly existing and in good standing under the laws of the State of Delaware and is qualified to transact business in, is in good standing under the laws of, and possesses all licenses necessary for the conduct of its business in, each state in which any Mortgaged Property is located or is otherwise except or not required under applicable law to effect such qualification or license;

      (b) The Purchaser has full power and authority to hold each Mortgage Loan, to purchase each Mortgage Loan pursuant to this Agreement and the related Term Sheet and to execute, deliver and perform, and to enter into and consummate all transactions contemplated by this Agreement and the related Term Sheet and to conduct its business as presently conducted, has duly authorized the execution, delivery and performance of this Agreement and the related Term Sheet, has duly executed and delivered this Agreement and the related Term Sheet;

      (c) None of the execution and delivery of this Agreement and the related Term Sheet, the purchase of the Mortgage Loans, the consummation of the transactions contemplated hereby, or the fulfillment of or compliance with the terms and conditions of this Agreement and the related Term Sheet will conflict with any of the terms, conditions or provisions of the Purchaser's charter or by-laws or materially conflict with or result in a material breach of any of the terms, conditions or provisions of any legal restriction or any agreement or instrument to which the Purchaser is now a party or by which it is bound, or constitute a default or result in an acceleration under any of the foregoing, or result in the material violation of any law, rule, regulation, order, judgment or decree to which the Purchaser or its property is subject;


                                      34
(page)

      (d) There is no litigation pending or to the best of the Purchaser's knowledge, threatened with respect to the Purchaser which is reasonably likely to have a material adverse effect on the purchase of the related Mortgage Loans, the execution, delivery or enforceability of this Agreement and the related Term Sheet, or which is reasonably likely to have a material adverse effect on the financial condition of the Purchaser;

      (e) No consent, approval, authorization or order of any court or governmental agency or body is required for the execution, delivery and performance by the Purchaser of or compliance by the Purchaser with this Agreement and the related Term Sheet, the purchase of the Mortgage Loans or the consummation of the transactions contemplated by this Agreement and the related Term Sheet except for consents, approvals, authorizations and orders which have been obtained;

      (f)   The   consummation  of  the   transactions   contemplated  by  this
Agreement and the related Term Sheet is in the ordinary course of business of the Purchaser;

      (h) The Purchaser will treat the purchase of the Mortgage Loans from the Company as a purchase for reporting, tax and accounting purposes; and

      (i) The Purchaser does not believe, nor does it have any cause or reason to believe, that it cannot perform each and every of its covenants contained in this Agreement and the related Term Sheet.

      The Purchaser shall indemnify the Company and hold it harmless against any claims, proceedings, losses, damages, penalties, fines, forfeitures, reasonable and necessary legal fees and related costs, judgments, and other costs and expenses resulting from a breach by the Purchaser of the representations and warranties contained in this Section 3.04. It is understood and agreed that the obligations of the Purchaser set forth in this
Section 3.04 to indemnify the Seller as provided herein constitute the sole remedies of the Seller respecting a breach of the foregoing representations and warranties.


                                      35
(page)

                                  ARTICLE IV

                ADMINISTRATION AND SERVICING OF MORTGAGE LOANS

      Section 4.01      Company to Act as Servicer.

      The Company, as independent contract servicer, shall service and administer the Mortgage Loans in accordance with this Agreement and the related Term Sheet and with Accepted Servicing Practices, and shall have full power and authority, acting alone, to do or cause to be done any and all things in connection with such servicing and administration which the Company may deem necessary or desirable and consistent with the terms of this Agreement and the related Term Sheet and with Accepted Servicing Practices and exercise the same care that it customarily employs for its own account. Except as set forth in this Agreement and the related Term Sheet, the Company shall service the Mortgage Loans in strict compliance with the servicing provisions of the Fannie Mae Guides (special servicing option), which include, but are not limited to, provisions regarding the liquidation of
Mortgage Loans, the collection of Mortgage Loan payments, the payment of taxes, insurance and other charges, the maintenance of hazard insurance with a Qualified Insurer, the maintenance of mortgage impairment insurance, the maintenance of fidelity bond and errors and omissions insurance, inspections, the restoration of Mortgaged Property, the maintenance of Primary Mortgage Insurance Policies, insurance claims, the title, management and disposition of REO Property, permitted withdrawals with respect to REO Property, liquidation reports, and reports of foreclosures and abandonments of
Mortgaged  Property,  the  transfer  of  Mortgaged  Property,  the  release  of
Mortgage   Files,   annual   statements,   and   examination   of  records  and
facilities. In the event of any conflict, inconsistency or discrepancy between any of the servicing provisions of this Agreement and the related Term Sheet and any of the servicing provisions of the Fannie Mae Guides, the provisions of this Agreement and the related Term Sheet shall control and be binding upon the Purchaser and the Company.

      Consistent with the terms of this Agreement and the related Term Sheet, the Company may waive, modify or vary any term of any Mortgage Loan or consent to the postponement of any such term or in any manner grant indulgence to any Mortgagor if in the Company's reasonable and prudent determination such waiver, modification, postponement or indulgence is not materially adverse to the Purchaser, provided, however, that unless the Company has obtained the prior written consent of the Purchaser, the Company shall not permit any modification with respect to any Mortgage Loan that would change the Mortgage Interest Rate, defer for more than ninety days or forgive any payment of principal or interest, reduce or increase the outstanding principal balance (except for actual payments of principal) or change the final maturity date on such Mortgage Loan. In the event of any such modification which has been agreed to in writing by the Purchaser and which permits the deferral of interest or principal payments on any Mortgage Loan, the Company shall, on the Business Day immediately preceding the Remittance Date in any month in which any such principal or interest payment has been deferred, deposit in the Custodial Account from its own funds, in accordance with Section 4.04, the difference between (a) such month's principal and one month's interest at the Mortgage Loan Remittance Rate on the unpaid principal balance of such Mortgage Loan and (b) the amount paid by the Mortgagor. The Company shall be entitled to reimbursement for such advances to the same extent as for all other advances pursuant to Section
4.05. Without limiting the generality of the foregoing, the Company shall continue, and is hereby authorized and empowered, to prepare, execute and deliver, all instruments of satisfaction or cancellation, or of partial or full release, discharge and all other comparable instruments, with respect to the Mortgage Loans and with respect to the Mortgaged Properties. Notwithstanding anything herein to the contrary, the Company may not enter into a forbearance agreement or similar arrangement with respect to any Mortgage Loan which runs more than 180 days after the first delinquent Due Date. Any such agreement shall be approved by Purchaser and, if required, by the Primary Mortgage Insurance Policy insurer, if required.


                                      36
(page)

      Notwithstanding anything in this Agreement to the contrary, if any Mortgage Loan becomes subject to a Pass-Through Transfer, the Company (a) with respect to such Mortgage Loan, shall not permit any modification with respect to such Mortgage Loan that would change the Mortgage Interest Rate and (b) shall not (unless the Mortgagor is in default with respect to such Mortgage Loan or such default is, in the judgment of the Company, reasonably foreseeable) make or permit any modification, waiver or amendment of any term of such Mortgage Loan that would both (i) effect an exchange or reissuance of such Mortgage Loan under Section 1001 of the Code (or Treasury regulations promulgated thereunder) and (ii) cause any REMIC to fail to qualify as a
REMIC   under  the  Code  or  the   imposition   of  any  tax  on   "prohibited
transactions" or "contributions" after the startup date under the REMIC Provisions.

      Prior to taking any action with respect to the Mortgage Loans subject to a Pass-Through Transfer, which is not contemplated under the terms of this Agreement, the Company will obtain an Opinion of Counsel acceptable to the trustee in such Pass-Through Transfer with respect to whether such action could result in the imposition of a tax upon any REMIC (including but not
limited  to  the  tax  on  prohibited   transactions   as  defined  in  Section
860F(a)(2)  of the Code and the tax on  contributions  to a REMIC  set forth in
Section 860G(d) of the Code)(either such event, an "Adverse REMIC Event"), and the Company shall not take any such actions as to which it has been advised that an Adverse REMIC Event could occur.

      The Company shall not permit the creation of any "interests" (within the meaning of Section 860G of the Code) in any REMIC. The Company shall not enter into any arrangement by which a REMIC will receive a fee or other compensation for services nor permit a REMIC to receive any income from assets other than "qualified mortgages" as defined in Section 860G(a)(3) of the Code or "permitted investments" as defined in Section 860G(a)(5) of the Code.

      In servicing and administering the Mortgage Loans, the Company shall employ Accepted Servicing Practices, giving due consideration to the Purchaser's reliance on the Company. Unless a different time period is stated in this Agreement or the related Term Sheet, Purchaser shall be deemed to have given consent in connection with a particular matter if Purchaser does not affirmatively grant or deny consent within five (5) Business Days from the date Purchaser receives a second written request for consent for such matter from Company as servicer.


                                      37
(page)

      The Mortgage Loans may be subserviced by a Subservicer on behalf of the Company provided that the Subservicer is an entity that engages in the business of servicing loans, and in either case shall be authorized to transact business, and licensed to service mortgage loans, in the state or states where the related Mortgaged Properties it is to service are situated, if and to the extent required by applicable law to enable the Subservicer to perform its obligations hereunder and under the Subservicing Agreement, and in either case shall be a FHLMC or Fannie Mae approved mortgage servicer in good standing, and no event has occurred, including but not limited to a change in insurance coverage, which would make it unable to comply with the eligibility requirements for lenders imposed by Fannie Mae or for seller/servicers imposed by Fannie Mae or FHLMC, or which would require notification to Fannie Mae or FHLMC. In addition, each Subservicer will obtain and preserve its qualifications to do business as a foreign corporation and its licenses to service mortgage loans, in each jurisdiction in which such qualifications and/or licenses are or shall be necessary to protect the validity and enforceability of this Agreement, or any of the Mortgage Loans and to perform or cause to be performed its duties under the related Subservicing Agreement. The Company may perform any of its servicing responsibilities hereunder or may cause the Subservicer to perform any such servicing responsibilities on its behalf, but the use by the Company of the Subservicer shall not release the Company from any of its obligations hereunder and the Company shall remain responsible hereunder for all acts and omissions of the Subservicer as fully as if such acts and omissions were those of the Company. The Company shall pay all fees and expenses of the Subservicer from its own funds, and the Subservicer's fee shall not exceed the Servicing Fee. Company shall notify Purchaser promptly in writing upon the appointment of any Subservicer.

      At the cost and expense of the Company, without any right of reimbursement from the Custodial Account, the Company shall be entitled to terminate the rights and responsibilities of the Subservicer and arrange for any servicing responsibilities to be performed by a successor subservicer meeting the requirements in the preceding paragraph, provided, however, that nothing contained herein shall be deemed to prevent or prohibit the Company, at the Company's option, from electing to service the related Mortgage Loans itself. In the event that the Company's responsibilities and duties under this Agreement are terminated pursuant to Section 4.13, 8.04, 9.01 or 10.01 and if requested to do so by the Purchaser, the Company shall at its own cost and expense terminate the rights and responsibilities of the Subservicer effective as of the date of termination of the Company. The Company shall pay all fees, expenses or penalties necessary in order to terminate the rights and responsibilities of the Subservicer from the Company's own funds without reimbursement from the Purchaser.

      Notwithstanding any of the provisions of this Agreement relating to agreements or arrangements between the Company and the Subservicer or any reference herein to actions taken through the Subservicer or otherwise, the Company shall not be relieved of its obligations to the Purchaser and shall be obligated to the same extent and under the same terms and conditions as if it alone were servicing and administering the Mortgage Loans. The Company shall be entitled to enter into an agreement with the Subservicer for indemnification of the Company by the Subservicer and nothing contained in this Agreement shall be deemed to limit or modify such indemnification. The Company will indemnify and hold Purchaser harmless from any loss, liability or expense arising out of its use of a Subservicer to perform any of its servicing duties, responsibilities and obligations hereunder.


                                      38
(page)

      Any Subservicing Agreement and any other transactions or services relating to the Mortgage Loans involving the Subservicer shall be deemed to be between the Subservicer and Company alone, and the Purchaser shall have no obligations, duties or liabilities with respect to the Subservicer including no obligation, duty or liability of Purchaser to pay the Subservicer's fees and expenses. For purposes of distributions and advances by the Company pursuant to this Agreement, the Company shall be deemed to have received a payment on a Mortgage Loan when the Subservicer has received such payment.

      Section 4.02      Collection of Mortgage Loan Payments.

      Continuously from the date hereof until the date each Mortgage Loan ceases to be subject to this Agreement, the Company will proceed diligently to collect all payments due under each Mortgage Loan when the same shall become due and payable and shall, to the extent such procedures shall be consistent with this Agreement, Accepted Servicing Practices, and the terms and provisions of any related Primary Mortgage Insurance Policy, follow such collection procedures as it follows with respect to mortgage loans comparable to the Mortgage Loans and held for its own account. Further, the Company will take special care in ascertaining and estimating annual escrow payments, and all other charges that, as provided in the Mortgage, will become due and payable, so that the installments payable by the Mortgagors will be sufficient to pay such charges as and when they become due and payable.

      In no event will the Company waive its right to any prepayment penalty or premium without the prior written consent of Purchaser and Company will use diligent efforts to collect same when due except as otherwise provided in the prepayment penalty provisions provided in the Mortgage Loan Documents.

      Section 4.03      Realization Upon Defaulted Mortgage

      The Company shall use its best efforts, consistent with the procedures that the Company would use in servicing loans for its own account, consistent with Accepted Servicing Practices, any Primary Mortgage Insurance Policies and the best interest of Purchaser, to foreclose upon or otherwise comparably convert the ownership of properties securing such of the Mortgage Loans as come into and continue in default and as to which no satisfactory arrangements can be made for collection of delinquent payments pursuant to
Section 4.01. Foreclosure or comparable proceedings shall be initiated within ninety (90) days of default for Mortgaged Properties for which no satisfactory arrangements can be made for collection of delinquent payments, subject to state and federal law and regulation. The Company shall use its best efforts to realize upon defaulted Mortgage Loans in such manner as will maximize the receipt of principal and interest by the Purchaser, taking into account, among other things, the timing of foreclosure proceedings. The foregoing is subject to the provisions that, in any case in which a Mortgaged Property shall have suffered damage, the Company shall not be required to expend its own funds toward the restoration of such property unless it shall determine in its discretion (i) that such restoration will increase the proceeds of liquidation of the related Mortgage Loan to the Purchaser after reimbursement to itself for such expenses, and (ii) that such expenses will be recoverable by the Company through Insurance Proceeds or Liquidation Proceeds from the related Mortgaged Property, as contemplated in Section
4.05.  Company  shall  obtain  prior  approval  of  Purchaser  as to  repair or
restoration  expenses  in  excess  of  ten  thousand  dollars  ($10,000).   The
Company shall notify the Purchaser in writing of the commencement of foreclosure proceedings and not less than 5 days prior to the acceptance or rejection of any offer of reinstatement. The Company shall be responsible for all costs and expenses incurred by it in any such proceedings or functions; provided, however, that it shall be entitled to reimbursement thereof from the related property, as contemplated in Section 4.05. Notwithstanding anything to the contrary contained herein, in connection with a foreclosure or acceptance of a deed in lieu of foreclosure, in the event the Company has reasonable cause to believe that a Mortgaged Property is contaminated by hazardous or toxic substances or wastes, or if the Purchaser otherwise requests an environmental inspection or review of such Mortgaged
Property, such an inspection or review is to be conducted by a qualified inspector at the Purchaser's expense. Upon completion of the inspection, the Company shall promptly provide the Purchaser with a written report of the environmental inspection. After reviewing the environmental inspection report, the Purchaser shall determine how the Company shall proceed with respect to the Mortgaged Property.


                                      39
(page)

      Notwithstanding anything to the contrary contained herein, the Purchaser may, at the Purchaser's sole option, terminate the Company as servicer of any Mortgage Loan which becomes ninety (90) days or greater delinquent in payment of a scheduled Monthly Payment, without payment of any termination fee with respect thereto, provided that the Company shall on the date said termination takes effect be reimbursed for any unreimbursed Monthly Advances of the Company's funds made pursuant to Section 5.03 and any unreimbursed Servicing Advances and Servicing Fees in each case relating to the Mortgage Loan underlying such delinquent Mortgage Loan notwithstanding anything to the contrary set forth in Section 4.05. In the event of any such termination, the provisions of Section 11.01 hereof shall apply to said termination and the transfer of servicing responsibilities with respect to such delinquent Mortgage Loan to the Purchaser or its designee.

      In the event that a Mortgage Loan becomes part of a REMIC, and becomes REO Property, such property shall be disposed of by the Company, with the consent of Purchaser as required pursuant to this Agreement, before the close of the third taxable year following the taxable year in which the Mortgage Loan became an REO Property, unless the Company provides to the trustee under such REMIC an opinion of counsel to the effect that the holding of such REO Property subsequent to the close of the third taxable year following the taxable year in which the Mortgage Loan became an REO Property, will not result in the imposition of taxes on "prohibited transactions" as defined in
Section 860F of the Code, or cause the transaction to fail to qualify as a REMIC at any time that certificates are outstanding. Company shall manage, conserve, protect and operate each such REO Property for the certificateholders solely for the purpose of its prompt disposition and sale in a manner which does not cause such property to fail to qualify as "foreclosure property" within the meaning of Section 860F(a)(2)(E) of the Code, or any "net income from foreclosure property" which is subject to taxation under the REMIC provisions of the Code. Pursuant to its efforts to sell such property, the Company shall either itself or through an agent selected by Company, protect and conserve such property in the same manner and to such an extent as is customary in the locality where such property is located. Additionally, Company shall perform the tax withholding and reporting related to Sections 1445 and 6050J of the Code.


                                      40
(page)

      Section 4.04      Establishment  of  Custodial   Accounts;   Deposits  in
Custodial Accounts.

      The Company shall segregate and hold all funds collected and received pursuant to each Mortgage Loan separate and apart from any of its own funds and general assets and shall establish and maintain one or more Custodial Accounts. The Custodial Account shall be an Eligible Account. Funds shall be deposited in the Custodial Account within 24 hours of receipt, and shall at all times be insured by the FDIC up to the FDIC insurance limits, or must be invested in Permitted Investments for the benefit of the Purchaser. Funds deposited in the Custodial Account may be drawn on by the Company in accordance with Section 4.05. The creation of any Custodial Account shall be evidenced by a letter agreement in the form shown in Exhibit B hereto. The original of such letter agreement shall be furnished to the Purchaser on the Closing Date, and upon the request of any subsequent Purchaser.

      The Company shall deposit in the Custodial Account on a daily basis, and retain therein the following payments and collections received or made by it subsequent to the Cut-off Date, or received by it prior to the Cut-off Date but allocable to a period subsequent thereto, other than in respect of principal and interest on the Mortgage Loans due on or before the Cut-off
Date:

      (i)   all  payments  on  account  of   principal,   including   Principal
Prepayments, on the Mortgage Loans;

      (ii)  all  payments  on  account  of  interest  on  the  Mortgage   Loans
adjusted to the Mortgage Loan Remittance Rate;

      (iii) all Liquidation Proceeds;

      (iv) any amounts required to be deposited by the Company in connection with any REO Property pursuant to Section 4.13 and in connection therewith, the Company shall provide the Purchaser with written detail itemizing all of such amounts;

      (v) all Insurance Proceeds including amounts required to be deposited pursuant to Sections 4.08, 4.10 and 4.11, other than proceeds to be held in the Escrow Account and applied to the restoration or repair of the Mortgaged Property or released to the Mortgagor in accordance with Accepted Servicing Practices, the Mortgage Loan Documents or applicable law;

      (vi) all Condemnation Proceeds affecting any Mortgaged Property which are not released to the Mortgagor in accordance with Accepted Servicing Practices, the loan documents or applicable law;


                                      41
(page)

      (vii)  any Monthly Advances;

      (viii) with   respect  to  each  full  or partial  Principal  Prepayment, any Prepayment Interest Shortfalls, to the extent of the Company's aggregate Servicing Fee received with respect to the related Prepayment Period;

      (ix)  any amounts  required to be  deposited  by the Company  pursuant to
Section 4.10 in connection with the deductible clause in any blanket hazard insurance policy, such deposit shall be made from the Company's own funds, without reimbursement therefor; and

      (x) any amounts required to be deposited in the Custodial Account pursuant to Section 4.01, 4.13 or 6.02.

            The foregoing requirements for deposit in the Custodial Account shall be exclusive, it being understood and agreed that, without limiting the generality of the foregoing, payments in the nature of late payment charges and assumption fees, to the extent permitted by Section 6.01, need not be deposited by the Company in the Custodial Account. Any interest paid on funds deposited in the Custodial Account by the depository institution shall accrue to the benefit of the Company and the Company shall be entitled to retain and withdraw such interest from the Custodial Account pursuant to
Section 4.05 (iv). The Purchaser shall not be responsible for any losses suffered with respect to investment of funds in the Custodial Account.

      Section 4.05      Permitted Withdrawals From the Custodial Account.

      The Company may, from time to time, withdraw from the Custodial Account for the following purposes:

      (i) to make payments to the Purchaser in the amounts and in the manner provided for in Section 5.01;

      (ii) to reimburse itself for Monthly Advances, the Company's right to reimburse itself pursuant to this subclause (ii) being limited to amounts received on the related Mortgage Loan which represent late collections (net of the related Servicing Fees) of principal and/or interest respecting which any such advance was made, it being understood that, in the case of such reimbursement, the Company's right thereto shall be prior to the rights of the Purchaser, except that, where the Company is required to repurchase a Mortgage Loan, pursuant to Section 3.03, the Company's right to such reimbursement shall be subsequent to the payment to the Purchaser of the Repurchase Price pursuant to such Section and all other amounts required to be paid to the Purchaser with respect to such Mortgage Loan;

      (iii) to reimburse itself for unreimbursed Servicing Advances and any unpaid Servicing Fees(or REO administration fees described in Section 4.13), the Company's right to reimburse itself pursuant to this subclause
(iii) with respect to any Mortgage Loan being limited to related proceeds from Liquidation Proceeds, Condemnation Proceeds and Insurance Proceeds in accordance with the relevant provisions of the Fannie Mae Guides or as otherwise set forth in this Agreement; any recovery shall be made upon liquidation of the REO Property;


                                      42
(page)

      (iv) to pay to itself as part of its servicing compensation (a) any interest earned on funds in the Custodial Account (all such interest to be withdrawn monthly not later than each Remittance Date), and (b) the Servicing Fee from that portion of any payment or recovery as to interest with respect to a particular Mortgage Loan;

      (v) to pay to itself with respect to each Mortgage Loan that has been repurchased pursuant to Section 3.03 all amounts received thereon and not distributed as of the date on which the related repurchase price is determined,

      (vi)  to transfer funds to another  Eligible  Account in accordance  with
Section 4.09 hereof;

      (vii) to remove funds inadvertently placed in the Custodial Account by the Company;

      (vi) to clear and terminate the Custodial Account upon the termination of this Agreement; and

      (vii) to reimburse itself for Nonrecoverable Advances to the extent not reimbursed pursuant to clause (ii) or clause (iii).

      Section 4.06      Establishment  of Escrow  Accounts;  Deposits in Escrow
Accounts.

      The Company shall segregate and hold all funds collected and received pursuant to each Mortgage Loan which constitute Escrow Payments separate and apart from any of its own funds and general assets and shall establish and maintain one or more Escrow Accounts. The Escrow Account shall be an Eligible Account. Funds deposited in each Escrow Account shall at all times be insured in a manner to provide maximum insurance under the insurance limitations of the FDIC, or must be invested in Permitted Investments. Funds deposited in the Escrow Account may be drawn on by the Company in accordance with Section 4.07. The creation of any Escrow Account shall be evidenced by a letter agreement in the form shown in Exhibit C. The original of such letter agreement shall be furnished to the Purchaser on the Closing Date, and upon request to any subsequent purchaser.

      The Company shall deposit in the Escrow Account or Accounts on a daily basis, and retain therein:

      (i) all Escrow Payments collected on account of the Mortgage Loans, for the purpose of effecting timely payment of any such items as required under the terms of this Agreement;


                                      43
(page)

      (ii) all Insurance Proceeds which are to be applied to the restoration or repair of any Mortgaged Property; and

      (iii) all Servicing Advances for Mortgagors whose Escrow Payments are insufficient to cover escrow disbursements.

            The Company shall make withdrawals from the Escrow Account only to effect such payments as are required under this Agreement, and for such other purposes as shall be as set forth or in accordance with Section 4.07. The Company shall be entitled to retain any interest paid on funds deposited in the Escrow Account by the depository institution other than interest on escrowed funds required by law to be paid to the Mortgagor and, to the extent required by law, the Company shall pay interest on escrowed funds to the Mortgagor notwithstanding that the Escrow Account is non-interest bearing or that interest paid thereon is insufficient for such purposes. The Purchaser shall not be responsible for any losses suffered with respect to investment of funds in the Escrow Account.

      Section 4.07      Permitted Withdrawals From Escrow Account.

      Withdrawals from the Escrow Account may be made by Company only:

      (i) to effect timely payments of ground rents, taxes, assessments, water rates, Primary Mortgage Insurance Policy premiums, if applicable, fire and hazard insurance premiums, condominium assessments and comparable items;

      (ii) to reimburse Company for any Servicing Advance made by Company with respect to a related Mortgage Loan but only from amounts received on the related Mortgage Loan which represent late payments or collections of Escrow Payments thereunder;

      (iii) to refund to the Mortgagor any funds as may be determined to be overages;

      (iv) for transfer to the Custodial Account in accordance with the terms of this Agreement;

      (v)   for   application   to  restoration  or  repair  of  the  Mortgaged
Property;

      (vi) to pay to the Company, or to the Mortgagor to the extent required by law, any interest paid on the funds deposited in the Escrow Account;

      (vii) to clear and terminate the Escrow Account on the termination of this Agreement. As part of its servicing duties, the Company shall pay to the Mortgagors interest on funds in Escrow Account, to the extent required by law, and to the extent that interest earned on funds in the Escrow Account is insufficient, shall pay such interest from its own funds, without any reimbursement therefor; and


                                      44
(page)

      (viii)  to   pay   to   the   Mortgagors  or  other  parties   Insurance
Proceeds deposited in accordance with Section 4.06.

      Section 4.08 Payment of Taxes, Insurance and Other Charges; Maintenance of Primary Mortgage Insurance Policies; Collections Thereunder.

      With respect to each Mortgage Loan, the Company shall maintain accurate records reflecting the status of ground rents, taxes, assessments, water rates and other charges which are or may become a lien upon the Mortgaged Property and the status of primary mortgage insurance premiums and fire and hazard insurance coverage and shall obtain, from time to time, all bills for the payment of such charges, including renewal premiums and shall effect payment thereof prior to the applicable penalty or termination date and at a time appropriate for securing maximum discounts allowable, employing for such purpose deposits of the Mortgagor in the Escrow Account which shall have been estimated and accumulated by the Company in amounts sufficient for such purposes, as allowed under the terms of the Mortgage or applicable law. To the extent that the Mortgage does not provide for Escrow Payments, the Company shall determine that any such payments are made by the Mortgagor at the time they first become due. The Company assumes full responsibility for the timely payment of all such bills and shall effect timely payments of all such bills irrespective of the Mortgagor's faithful performance in the payment of same or the making of the Escrow Payments and shall make advances from its own funds to effect such payments.

      The  Company  will  maintain  in full force and effect  Primary  Mortgage
Insurance Policies issued by a Qualified Insurer with respect to each Mortgage Loan for which such coverage is herein required. Such coverage will be terminated only with the approval of Purchaser, or as required by applicable law or regulation. The Company will not cancel or refuse to renew any Primary Mortgage Insurance Policy in effect on the Closing Date that is required to be kept in force under this Agreement unless a replacement Primary Mortgage Insurance Policy for such canceled or nonrenewed policy is obtained from and maintained with a Qualified Insurer. The Company shall not take any action which would result in non-coverage under any applicable Primary Mortgage Insurance Policy of any loss which, but for the actions of the Company would have been covered thereunder. In connection with any assumption or substitution agreement entered into or to be entered into pursuant to Section 6.01, the Company shall promptly notify the insurer under the related Primary Mortgage Insurance Policy, if any, of such assumption or substitution of liability in accordance with the terms of such policy and shall take all actions which may be required by such insurer as a condition to the continuation of coverage under the Primary Mortgage Insurance Policy. If such Primary Mortgage Insurance Policy is terminated as a result of such assumption or substitution of liability, the Company shall obtain a replacement Primary Mortgage Insurance Policy as provided above.

      In connection with its activities as servicer, the Company agrees to prepare and present, on behalf of itself and the Purchaser, claims to the insurer under any Private Mortgage Insurance Policy in a timely fashion in accordance with the terms of such Primary Mortgage Insurance Policy and, in this regard, to take such action as shall be necessary to permit recovery under any Primary Mortgage Insurance Policy respecting a defaulted Mortgage Loan. Pursuant to Section 4.04, any amounts collected by the Company under any Primary Mortgage Insurance Policy shall be deposited in the Custodial Account, subject to withdrawal pursuant to Section 4.05.


                                      45
(page)

      Section 4.09      Transfer of Accounts.

      The Company may transfer the Custodial Account or the Escrow Account to a different Eligible Account from time to time. Such transfer shall be made only upon obtaining the prior written consent of the Purchaser, which consent will not be unreasonably withheld.

      Section 4.10      Maintenance of Hazard Insurance.

      The Company shall cause to be maintained for each Mortgage Loan fire and hazard insurance with extended coverage as is acceptable to Fannie Mae or FHLMC and customary in the area where the Mortgaged Property is located in an amount which is equal to the lesser of (i) the maximum insurable value of the improvements securing such Mortgage Loan or (ii) the greater of (a) the outstanding principal balance of the Mortgage Loan, and (b) an amount such that the proceeds thereof shall be sufficient to prevent the Mortgagor and/or the mortgagee from becoming a co-insurer. If required by the Flood Disaster Protection Act of 1973, as amended, each Mortgage Loan shall be covered by a flood insurance policy meeting the requirements of the current guidelines of the Federal Insurance Administration in effect with an insurance carrier acceptable to Fannie Mae or FHLMC, in an amount representing coverage not less than the least of (i) the outstanding principal balance of the Mortgage Loan, (ii) the maximum insurable value of the improvements securing such Mortgage Loan or (iii) the maximum amount of insurance which is available under the Flood Disaster Protection Act of 1973, as amended. If at any time during the term of the Mortgage Loan, the Company determines in accordance with applicable law and pursuant to the Fannie Mae Guides that a Mortgaged Property is located in a special flood hazard area and is not covered by flood insurance or is covered in an amount less than the amount required by the Flood Disaster Protection Act of 1973, as amended, the Company shall notify the related Mortgagor that the Mortgagor must obtain such flood insurance coverage, and if said Mortgagor fails to obtain the required flood insurance coverage within forty-five (45) days after such notification, the Company shall immediately force place the required flood insurance on the Mortgagor's behalf. The Company shall also maintain on each REO Property, fire and hazard insurance with extended coverage in an amount which is at least equal to the maximum insurable value of the improvements which are a part of such property, and, to the extent required and available under the Flood Disaster Protection Act of 1973, as amended, flood insurance in an amount as provided above. Any amounts collected by the Company under any such policies other than amounts to be deposited in the Escrow Account and applied to the restoration or repair of the Mortgaged Property or REO Property, or released to the Mortgagor in accordance with Accepted Servicing Practices, shall be deposited in the Custodial Account, subject to withdrawal pursuant to Section 4.05. It is understood and agreed that no other additional insurance need be required by the Company of the Mortgagor or maintained on property acquired in respect of the Mortgage Loan, other than pursuant to this Agreement, the Fannie Mae Guides or such applicable state or federal laws and regulations as shall at any time be in force and as shall require such additional insurance. All such policies shall be endorsed with standard mortgagee clauses with loss payable to the Company and its successors and/or assigns and shall provide for at least thirty days prior written notice of any cancellation, reduction in the amount or material change in coverage to the Company. The Company shall not interfere with the Mortgagor's freedom of choice in selecting either his insurance carrier or agent, provided, however, that the Company shall not accept any such insurance policies from insurance companies unless such companies are Qualified Insurers.


                                      46
(page)

      Section 4.11      Maintenance of Mortgage Impairment Insurance Policy.

      In the event that the Company shall obtain and maintain a blanket policy issued by a Qualified Insurer insuring against hazard losses on all of the Mortgage Loans, then, to the extent such policy provides coverage in an amount equal to the amount required pursuant to Section 4.10 and otherwise complies with all other requirements of Section 4.10, it shall conclusively be deemed to have satisfied its obligations as set forth in Section 4.10, it being understood and agreed that such policy may contain a deductible clause, in which case the Company shall, in the event that there shall not have been maintained on the related Mortgaged Property or REO Property a policy complying with Section 4.10, and there shall have been a loss which would have been covered by such policy, deposit in the Custodial Account the amount not otherwise payable under the blanket policy because of such deductible clause. In connection with its activities as servicer of the Mortgage Loans, the Company agrees to prepare and present, on behalf of the Purchaser, claims under any such blanket policy in a timely fashion in accordance with the terms of such policy. Upon request of the Purchaser, the Company shall cause to be delivered to the Purchaser a certified true copy of such policy and shall use its best efforts to obtain a statement from the insurer thereunder that such policy shall in no event be terminated or materially modified without thirty (30) days' prior written notice to the Purchaser.

      Section 4.12      Fidelity Bond, Errors and Omissions Insurance.

      The Company shall maintain, at its own expense, a blanket fidelity bond and an errors and omissions insurance policy, with broad coverage with responsible companies on all officers, employees or other persons acting in any capacity with regard to the Mortgage Loan to handle funds, money, documents and papers relating to the Mortgage Loan. The Fidelity Bond shall be in the form of the Mortgage Banker's Blanket Bond and shall protect and insure the Company against losses, including forgery, theft, embezzlement and fraud of such persons. The errors and omissions insurance shall protect and insure the Company against losses arising out of errors and omissions and negligent acts of such persons. Such errors and omissions insurance shall also protect and insure the Company against losses in connection with the failure to maintain any insurance policies required pursuant to this Agreement and the release or satisfaction of a Mortgage Loan without having obtained payment in full of the indebtedness secured thereby. No provision of this Section 4.12 requiring the Fidelity Bond or errors and omissions insurance shall diminish or relieve the Company from its duties and obligations as set forth in this Agreement. The minimum coverage under any such bond and insurance policy shall be at least equal to the corresponding amounts required by Fannie Mae in the Fannie Mae Guides. Upon request by the Purchaser, the Company shall deliver to the Purchaser a certificate from the surety and the insurer as to the existence of the Fidelity Bond and errors and omissions insurance policy and shall obtain a statement from the surety and the insurer that such Fidelity Bond or insurance policy shall in no event be terminated or materially modified without thirty (30) days' prior written notice to the Purchaser. The Company shall notify the Purchaser within five
(5) business days of receipt of notice that such Fidelity Bond or insurance policy will be, or has been, materially modified or terminated. The Purchaser (or any party having the status of Purchaser hereunder) and any subsidiary thereof and their successors or assigns as their interests may appear must be named as loss payees on the Fidelity Bond and as additional insured  on the  errors  and  omissions  policy.  Upon  request  by  Purchaser,
Company shall provide Purchaser with an insurance certificate certifying coverage under this Section 4.12, and will provide an update to such
certificate  upon  request,  or  upon  renewal  or  material   modification  of
coverage.


                                      47
(page)

      Section 4.13      Title, Management and Disposition of REO Property.

      In the event that title to the Mortgaged Property is acquired in foreclosure or by deed in lieu of foreclosure, the deed or certificate of sale shall be taken in the name of the Purchaser or its designee, or in the event the Purchaser or its designee is not authorized or permitted to hold title to real property in the state where the REO Property is located, or would be adversely affected under the "doing business" or tax laws of such state by so holding title, the deed or certificate of sale shall be taken in the name of such Person or Persons as shall be consistent with an opinion of counsel obtained by the Company from an attorney duly licensed to practice law in the state where the REO Property is located. Any Person or Persons holding such title other than the Purchaser shall acknowledge in writing that such title is being held as nominee for the benefit of the Purchaser.

      The Company shall notify the Purchaser in accordance with the Fannie Mae Guides of each acquisition of REO Property upon such acquisition (and, in any event, shall provide notice of the consummation of any foreclosure sale within three (3) Business Days of the date Company receives notice of such consummation), together with a copy of the drive by appraisal or brokers price opinion of the Mortgaged Property obtained in connection with such acquisition, and thereafter assume the responsibility for marketing such REO property in accordance with Accepted Servicing Practices. Thereafter, the Company shall continue to provide certain administrative services to the Purchaser relating to such REO Property as set forth in this Section 4.13. No Servicing Fee shall be assessed or otherwise accrue on any REO Property from and after the date on which it becomes an REO Property.

      The Company shall, either itself or through an agent selected by the Company, and in accordance with the Fannie Mae Guides manage, conserve, protect and operate each REO Property in the same manner that it manages, conserves, protects and operates other foreclosed property for its own account, and in the same manner that similar property in the same locality as the REO Property is managed. The Company shall cause each REO Property to be inspected promptly upon the acquisition of title thereto and shall cause each REO Property to be inspected at least monthly thereafter or more frequently as required by the circumstances. The Company shall make or cause to be made a written report of each such inspection. Such reports shall be retained in the Mortgage File and copies thereof shall be forwarded by the Company to the Purchaser.


                                      48
(page)

      The Company shall use its best efforts to dispose of the REO Property as soon as possible and shall sell such REO Property in any event within one year after title has been taken to such REO Property, unless the Company determines, and gives an appropriate notice to the Purchaser to such effect, that a longer period is necessary for the orderly liquidation of such REO Property. If a longer period than one (1) year is permitted under the foregoing sentence and is necessary to sell any REO Property, the Company shall report monthly to the Purchaser as to the progress being made in selling such REO Property. No REO Property shall be marketed for less than the Appraised Value, without the prior consent of Purchaser. No REO Property shall be sold for less than ninety five percent (95%) of its Appraised Value, without the prior consent of Purchaser. All requests for reimbursement of Servicing Advances shall be in accordance with the Fannie Mae Guides. The disposition of REO Property shall be carried out by the Company at such price, and upon such terms and conditions, as the Company deems to be in the best interests of the Purchaser (subject to the above conditions) only with the prior written consent of the Purchaser. Company shall provide monthly reports to Purchaser in reference to the status of the marketing of the REO Properties.

      Notwithstanding anything to the contrary contained herein, the Purchaser may, at the Purchaser's sole option, terminate the Company as servicer of any such REO Property without payment of any termination fee with respect thereto, provided that the Company shall on the date said termination takes effect be reimbursed for any unreimbursed advances of the Company's funds made pursuant to Section 5.03 and any unreimbursed Servicing Advances and Servicing Fees in each case relating to the Mortgage Loan underlying such REO Property notwithstanding anything to the contrary set forth in Section
4.05. In the event of any such termination, the provisions of Section 11.01 hereof shall apply to said termination and the transfer of servicing responsibilities with respect to such REO Property to the Purchaser or its designee. Within five Business Days of any such termination, the Company shall, if necessary convey such property to the Purchaser and shall further provide the Purchaser with the following information regarding the subject REO Property: the related drive by appraisal or brokers price opinion, and copies of any related Mortgage Impairment Insurance Policy claims. In addition, within five Business Days, the Company shall provide the Purchaser with the following information and documents regarding the subject REO
Property: the related trustee's deed upon sale and copies of any related hazard insurance claims, or repair bids.

      Section 4.14      Notification of Maturity Date.

       With respect to each Mortgage Loan, the Company shall execute and deliver to the Mortgagor any and all necessary notices required under applicable law and the terms of the related Mortgage Note and Mortgage regarding the maturity date if required under applicable law.

                                   ARTICLE V

                           PAYMENTS TO THE PURCHASER


                                      49
(page)

      Section 5.01      Distributions.

      On each Remittance Date, the Company shall distribute by wire transfer of immediately available funds to the Purchaser (i) all amounts credited to the Custodial Account as of the close of business on the preceding Determination Date, net of charges against or withdrawals from the Custodial Account pursuant to Section 4.05, plus (ii) all Monthly Advances, if any, which the Company is obligated to distribute pursuant to Section 5.03, plus,
(iii) interest at the Mortgage Loan Remittance Rate on any Principal Prepayment from the date of such Principal Prepayment through the end of the month for which disbursement is made provided that the Company's obligation as to payment of such interest shall be limited to the Servicing Fee earned during the month of the distribution, minus (iv) any amounts attributable to Monthly Payments collected but due on a Due Date or Dates subsequent to the preceding Determination Date, which amounts shall be remitted on the
Remittance Date next succeeding the Due Period for such amounts. It is understood that, by operation of Section 4.04, the remittance on the first Remittance Date with respect to Mortgage Loans purchased pursuant to the related Term Sheet is to include principal collected after the Cut-off Date through the preceding Determination Date plus interest, adjusted to the Mortgage Loan Remittance Rate collected through such Determination Date exclusive of any portion thereof allocable to the period prior to the Cut-off Date, with the adjustments specified in clauses (ii), (iii) and (iv) above.

      With  respect  to any  remittance  received  by the  Purchaser  after the
Remittance Date, the Company shall pay to the Purchaser interest on any such late payment at an annual rate equal to the Prime Rate, adjusted as of the date of each change, plus three (3) percentage points, but in no event greater than the maximum amount permitted by applicable law. Such interest shall cover the period commencing with the day following the Business Day such payment was due and ending with the Business Day on which such payment is made to the Purchaser, both inclusive. The payment by the Company of any such interest shall not be deemed an extension of time for payment or a waiver of any Event of Default by the Company. On each Remittance Date, the Company shall provide a remittance report detailing all amounts being remitted pursuant to this Section 5.01.

      Section 5.02      Statements to the Purchaser.

      The Company shall furnish to Purchaser an individual loan accounting report, as of the last Business Day of each month, in the Company's assigned loan number order to document Mortgage Loan payment activity on an individual Mortgage Loan basis. With respect to each month, the corresponding individual loan accounting report shall be received by the Purchaser no later than the fifth Business Day of the following month on a disk or tape or other computer-readable format in such format as may be mutually agreed upon by both Purchaser and Company, and no later than the fifth Business Day of the following month in hard copy, and shall contain the following:

      (i) With respect to each Monthly Payment, the amount of such remittance allocable to principal (including a separate breakdown of any Principal Prepayment, including the date of such prepayment, and any prepayment penalties or premiums, along with a detailed report of interest on principal prepayment amounts remitted in accordance with Section 4.04);


                                      50
(page)

      (ii)  with  respect  to  each  Monthly   Payment,   the  amount  of  such
remittance allocable to interest;

      (iii) the amount of servicing compensation received by the Company during the prior distribution period;

      (iv)  the aggregate Stated Principal Balance of the Mortgage Loans;

      (v) the aggregate of any expenses reimbursed to the Company during the prior distribution period pursuant to Section 4.05;

      (vi) The number and aggregate outstanding principal balances of Mortgage Loans (a) delinquent (1) 30 to 59 days, (2) 60 to 89 days, (3) 90 days or more; (b) as to which foreclosure has commenced; and (c) as to which REO Property has been acquired; and

      The Company shall also provide a trial balance, sorted in Purchaser's assigned loan number order, in the form of Exhibit E hereto, with each such Report.

      The Company shall prepare and file any and all information statements or other filings required to be delivered to any governmental taxing authority or to Purchaser pursuant to any applicable law with respect to the Mortgage Loans and the transactions contemplated hereby. In addition, the Company shall provide Purchaser with such information concerning the Mortgage Loans as is necessary for Purchaser to prepare its federal income tax return as Purchaser may reasonably request from time to time.

      In addition, not more than sixty (60) days after the end of each calendar year, the Company shall furnish to each Person who was a Purchaser at any time during such calendar year an annual statement in accordance with the requirements of applicable federal income tax law as to the aggregate of remittances for the applicable portion of such year.


                                      51
(page)

      Section 5.03      Monthly Advances by the Company.

      Not later than the close of business on the Business Day preceding each Remittance Date, the Company shall deposit in the Custodial Account an amount equal to all payments not previously advanced by the Company, whether or not deferred pursuant to Section 4.01, of principal (due after the Cut-off Date) and interest not allocable to the period prior to the Cut-off Date, adjusted to the Mortgage Loan Remittance Rate, which were due on a Mortgage Loan and delinquent at the close of business on the related Determination Date.

      The Company's obligation to make such Monthly Advances as to any Mortgage Loan will continue through the last Monthly Payment due prior to the payment in full of the Mortgage Loan, or through the Remittance Date prior to the date on which the Mortgaged Property liquidates (including Insurance Proceeds, proceeds from the sale of REO Property or Condemnation Proceeds) with respect to the Mortgage Loan unless the Company deems such advance to be a Nonrecoverable Advance. In such event, the Company shall deliver to the Purchaser an Officer's Certificate of the Company to the effect that an officer of the Company has reviewed the related Mortgage File and has made the reasonable determination that any additional advances are nonrecoverable.

      Section 5.04      Liquidation Reports.

      Upon the foreclosure sale of any Mortgaged Property or the acquisition thereof by the Purchaser pursuant to a deed-in-lieu of foreclosure, the
Company shall submit to the Purchaser a liquidation report with respect to such Mortgaged Property in a form mutually acceptable to Company and Purchaser. The Company shall also provide reports on the status of REO Property containing such information as Purchaser may reasonably require.

      Section 5.05      Prepayment Interest Shortfalls.

      Not later than the close of business on the Business Day preceding each Remittance Date in the month following the related Prepayment Period, the Company shall deposit in the Custodial Account an amount equal to any Prepayment Interest Shortfalls with respect to such Prepayment Period, which in the aggregate shall not exceed the Company's aggregate Servicing Fee received with respect to the related Due Period.

                                  ARTICLE VI

                         GENERAL SERVICING PROCEDURES

      Section 6.01      Assumption Agreements.

      The Company will, to the extent it has knowledge of any conveyance or prospective conveyance by any Mortgagor of the Mortgaged Property (whether by absolute conveyance or by contract of sale, and whether or not the Mortgagor remains or is to remain liable under the Mortgage Note and/or the Mortgage), exercise its rights to accelerate the maturity of such Mortgage Loan under any "due-on-sale" clause to the extent permitted by law; provided, however, that the Company shall not exercise any such rights if prohibited by law or the terms of the Mortgage Note from doing so or if the exercise of such rights would impair or threaten to impair any recovery under the related Primary Mortgage Insurance Policy, if any. If the Company reasonably believes it is unable under applicable law to enforce such "due-on-sale" clause, the Company, with the approval of the Purchaser, will enter into an assumption agreement with the person to whom the Mortgaged Property has been conveyed or is proposed to be conveyed, pursuant to which such person becomes liable under the Mortgage Note and, to the extent permitted by applicable state law, the Mortgagor remains liable thereon. Where an assumption is allowed pursuant to this Section 6.01, the Company, with the prior consent of the Purchaser and the primary mortgage insurer, if any, is authorized to enter into a substitution of liability agreement with the person to whom the Mortgaged Property has been conveyed or is proposed to be conveyed pursuant to which the original mortgagor is released from liability and such Person is substituted as mortgagor and becomes liable under the related Mortgage Note. Any such substitution of liability agreement shall be in lieu of an assumption agreement.


                                      52
(page)

      In connection with any such assumption or substitution of liability, the Company shall follow the underwriting practices and procedures of the Company. With respect to an assumption or substitution of liability, the Mortgage Interest Rate borne by the related Mortgage Note, the amount of the Monthly Payment and the maturity date may not be changed (except pursuant to the terms of the Mortgage Note). If the credit of the proposed transferee does not meet such underwriting criteria, the Company diligently shall, to the extent permitted by the Mortgage or the Mortgage Note and by applicable law, accelerate the maturity of the Mortgage Loan. The Company shall notify the Purchaser that any such substitution of liability or assumption agreement has been completed by forwarding to the Purchaser the original of any such substitution of liability or assumption agreement, which document shall be added to the related Mortgage File and shall, for all purposes, be considered a part of such Mortgage File to the same extent as all other documents and instruments constituting a part thereof. All fees collected by the Company for entering into an assumption or substitution of liability agreement shall belong to the Company.

      Notwithstanding the foregoing paragraphs of this Section or any other provision of this Agreement, the Company shall not be deemed to be in default, breach or any other violation of its obligations hereunder by reason of any assumption of a Mortgage Loan by operation of law or any assumption which the Company may be restricted by law from preventing, for any reason whatsoever. For purposes of this Section 6.01, the term "assumption" is deemed to also include a sale of the Mortgaged Property subject to the Mortgage that is not accompanied by an assumption or substitution of liability agreement.

      Section 6.02      Satisfaction  of  Mortgages  and  Release  of  Mortgage
Files.

      Upon the payment in full of any Mortgage Loan, or the receipt by the Company of a notification that payment in full will be escrowed in a manner customary for such purposes, the Company will immediately notify the
Purchaser by a certification, which certification shall include a statement to the effect that all amounts received or to be received in connection with such payment which are required to be deposited in the Custodial Account pursuant to Section 4.04 have been or will be so deposited, of a Servicing Officer and shall request delivery to it of the portion of the Mortgage File held by the Purchaser. The Purchaser shall no later than five Business Days after receipt of such certification and request, release or cause to be released to the Company, the related Mortgage Loan Documents and, upon its receipt of such documents, the Company shall promptly prepare and deliver to the Purchaser the requisite satisfaction or release. No later than five (5) Business Days following its receipt of such satisfaction or release, the Purchaser shall deliver, or cause to be delivered, to the Company the release or satisfaction properly executed by the owner of record of the applicable mortgage or its duly appointed attorney in fact. No expense incurred in connection with any instrument of satisfaction or deed of reconveyance shall be chargeable to the Custodial Account.


                                      53
(page)

      In the event the Company satisfies or releases a Mortgage without having obtained payment in full of the indebtedness secured by the Mortgage or should it otherwise prejudice any right the Purchaser may have under the mortgage instruments, the Company, upon written demand, shall remit within two (2) Business Days to the Purchaser the then outstanding principal balance of the related Mortgage Loan by deposit thereof in the Custodial Account. The Company shall maintain the Fidelity Bond and errors and omissions insurance insuring the Company against any loss it may sustain with respect to any Mortgage Loan not satisfied in accordance with the procedures set forth herein.

      From time to time and as appropriate for the servicing or foreclosure of the Mortgage Loan, including for the purpose of collection under any Primary Mortgage Insurance Policy, the Purchaser shall, upon request of the Company and delivery to the Purchaser of a servicing receipt signed by a Servicing Officer, release the portion of the Mortgage File held by the Purchaser to the Company. Such servicing receipt shall obligate the Company to return the related Mortgage documents to the Purchaser when the need therefor by the Company no longer exists, unless the Mortgage Loan has been liquidated and the Liquidation Proceeds relating to the Mortgage Loan have been deposited in the Custodial Account or the Mortgage File or such document has been delivered to an attorney, or to a public trustee or other public official as required by law, for purposes of initiating or pursuing legal action or other proceedings for the foreclosure of the Mortgaged Property either judicially or non-judicially, and the Company has delivered to the Purchaser a certificate of a Servicing Officer certifying as to the name and address of the Person to which such Mortgage File or such document was delivered and the purpose or purposes of such delivery. Upon receipt of a certificate of a Servicing Officer stating that such Mortgage Loan was liquidated, the servicing receipt shall be released by the Purchaser to the Company.

      Section 6.03      Servicing Compensation.

      As compensation for its services hereunder, the Company shall be entitled to withdraw from the Custodial Account (to the extent of interest payments collected on the Mortgage Loans) or to retain from interest payments collected on the Mortgage Loans, the amounts provided for as the Company's
Servicing Fee, subject to payment of compensating interest on Principal Prepayments as capped by the Servicing Fee pursuant to Section 5.01 (iii). Additional servicing compensation in the form of assumption fees, as provided in Section 6.01, and late payment charges or otherwise shall be retained by the Company to the extent not required to be deposited in the Custodial Account. No Servicing Fee shall be payable in connection with partial Monthly Payments. The Company shall be required to pay all expenses incurred by it in connection with its servicing activities hereunder and shall not be entitled to reimbursement therefor except as specifically provided for.


                                      54
(page)

      Section 6.04      Annual Statement as to Compliance.

      The Company will deliver to the Purchaser not later than 90 days following the end of each fiscal year of the Company beginning in March 2004, an Officers' Certificate stating, as to each signatory thereof, that (i) a review of the activities of the Company during the preceding calendar year and of performance under this Agreement has been made under such officers' supervision, and (ii) to the best of such officers' knowledge, based on such review, the Company has fulfilled all of its obligations under this Agreement throughout such year, or, if there has been a default in the fulfillment of any such obligation, specifying each such default known to such officers and the nature and status of cure provisions thereof. Copies of such statement shall be provided by the Company to the Purchaser upon request.

      Section 6.05      Annual   Independent   Certified  Public   Accountants'
Servicing Report.

      Within ninety (90) days of Company's fiscal year end beginning in March 2004, the Company at its expense shall cause a firm of independent public accountants which is a member of the American Institute of Certified Public Accountants to furnish a statement to the Purchaser to the effect that such firm has examined certain documents and records relating to the Company's servicing of mortgage loans of the same type as the Mortgage Loans pursuant to servicing agreements substantially similar to this Agreement, which agreements may include this Agreement, and that, on the basis of such an examination, conducted substantially in the uniform single audit program for mortgage bankers, such firm is of the opinion that the Company's servicing has been conducted in compliance with the agreements examined pursuant to this Section 6.05, except for (i) such exceptions as such firm shall believe to be immaterial, and (ii) such other exceptions as shall be set forth in such statement. Copies of such statement shall be provided by the Company to the Purchaser. In addition, on an annual basis, Company shall provided Purchaser with copies of its audited financial statements.

      Section 6.06      Purchaser's Right to Examine Company Records.

      The Purchaser shall have the right to examine and audit upon reasonable notice to the Company, during business hours or at such other times as might be reasonable under applicable circumstances, any and all of the books, records, documentation or other information of the Company, or held by another for the Company or on its behalf or otherwise, which relates to the performance or observance by the Company of the terms, covenants or conditions of this Agreement.


                                      55
(page)

      The Company shall provide to the Purchaser and any supervisory agents or examiners representing a state or federal governmental agency having jurisdiction over the Purchaser, including but not limited to OTS, FDIC and other similar entities, access to any documentation regarding the Mortgage
Loans in the possession of the Company which may be required by any applicable regulations. Such access shall be afforded without charge, upon reasonable request, during normal business hours and at the offices of the Company, and in accordance with the FDIC, OTS, or any other similar federal or state regulations, as applicable.

                                  ARTICLE VII

                      REPORTS TO BE PREPARED BY SERVICER

      Section 7.01      Company   Shall  Provide   Information   as  Reasonably
Required.

      The Company shall furnish to the Purchaser during the term of this Agreement, such periodic, special or other reports, information or documentation, whether or not provided for herein, as shall be necessary, reasonable or appropriate in respect to the Purchaser, or otherwise in respect to the Mortgage Loans and the performance of the Company under this Agreement, including any reports, information or documentation reasonably required to comply with any regulations regarding any supervisory agents or examiners of the Purchaser all such reports or information to be as provided by and in accordance with such applicable instructions and directions as the Purchaser may reasonably request in relation to this Agreement or the performance of the Company under this Agreement. The Company agrees to execute and deliver all such instruments and take all such action as the Purchaser, from time to time, may reasonably request in order to effectuate the purpose and to carry out the terms of this Agreement.

      In connection with marketing the Mortgage Loans, the Purchaser may make available to a prospective purchaser audited financial statements of the Company for the most recently completed two (2) fiscal years for which such statements are available, as well as a Consolidated Statement of Condition at the end of the last two (2) fiscal years covered by any Consolidated Statement of Operations. If it has not already done so, the Company shall furnish promptly to the Purchaser or a prospective purchaser copies of the statements specified above.

      The Company shall make reasonably available to the Purchaser or any prospective Purchaser a knowledgeable financial or accounting officer for the purpose of answering questions and to permit any prospective purchaser to inspect the Company's servicing facilities for the purpose of satisfying such prospective purchaser that the Company has the ability to service the Mortgage Loans as provided in this Agreement.


                                      56
(page)

                                 ARTICLE VIII

                                 THE SERVICER

      Section 8.01      Indemnification; Third Party Claims.

      The Company agrees to indemnify the Purchaser and hold it harmless against any and all claims, losses, damages, penalties, fines, forfeitures, legal fees and related costs, judgments, and any other costs, fees and expenses that the Purchaser may sustain in any way related to the failure of the Company to observe and perform its duties, obligations, covenants, and agreements to service the Mortgage Loans in strict compliance with the terms of this Agreement. The Company agrees to indemnify the Purchaser and hold it harmless against any and all claims, losses, damages, penalties, fines, forfeitures, legal fees and related costs, judgments, and any other costs, fees and expenses that the Purchaser may sustain in any way from any claim, demand, defense or assertion based on or grounded upon, or resulting from any assertion based on, grounded upon or resulting from a breach or alleged breach of any of the representation or warranty set forth in Sections 3.01 or
3.02 of this Agreement. The Company shall immediately notify the Purchaser if a claim is made by a third party against Company with respect to this Agreement or the Mortgage Loans, assume (with the consent of the Purchaser) the defense of any such claim and pay all expenses in connection therewith, including counsel fees, whether or not such claim is settled prior to judgment, and promptly pay, discharge and satisfy any judgment or decree which may be entered against it or the Purchaser in respect of such claim. The Company shall follow any written instructions received from the Purchaser in connection with such claim. The Purchaser shall promptly reimburse the Company for all amounts advanced by it pursuant to the two preceding sentences except when the claim relates to the failure of the Company to service and administer the Mortgages in strict compliance with the terms of this Agreement, the breach of representation or warranty set forth in Sections 3.01 or 3.02, or the negligence, bad faith or willful misconduct of Company. The provisions of this Section 8.01 shall survive termination of this Agreement.

      Section 8.02      Merger or Consolidation of the Company.

      The Company will keep in full effect its existence, rights and franchises as a corporation under the laws of the state of its incorporation except as permitted herein, and will obtain and preserve its qualification to do business as a foreign corporation in each jurisdiction in which such qualification is or shall be necessary to protect the validity and enforceability of this Agreement, or any of the Mortgage Loans and to perform its duties under this Agreement.

      Any Person into which the Company may be merged or consolidated, or any corporation resulting from any merger, conversion or consolidation to which the Company shall be a party, or any Person succeeding to the business of the Company whether or not related to loan servicing, shall be the successor of the Company hereunder, without the execution or filing of any paper or any further act on the part of any of the parties hereto, anything herein to the contrary notwithstanding; provided, however, that the successor or surviving Person shall be an institution (i) having a GAAP net worth of not less than $25,000,000, (ii) the deposits of which are insured by the FDIC, SAIF and/or BIF, and which is a HUD-approved mortgagee whose primary business is in origination and servicing of first lien mortgage loans, and (iii) who is a Fannie Mae or FHLMC approved seller/servicer in good standing.


                                      57
(page)

      Section 8.03      Limitation on Liability of the Company and Others.

      Neither the Company nor any of the officers, employees or agents of the Company shall be under any liability to the Purchaser for any action taken or for refraining from the taking of any action in good faith pursuant to this Agreement, or for errors in judgment made in good faith; provided, however, that this provision shall not protect the Company or any such person against any breach of warranties or representations made herein, or failure to perform its obligations in strict compliance with any standard of care set forth in this Agreement, or any liability which would otherwise be imposed by reason of negligence, bad faith or willful misconduct, or any breach of the terms and conditions of this Agreement. The Company and any officer, employee or agent of the Company may rely in good faith on any document of any kind prima facie properly executed and submitted by the Purchaser respecting any matters arising hereunder. The Company shall not be under any obligation to appear in, prosecute or defend any legal action which is not incidental to its duties to service the Mortgage Loans in accordance with this Agreement and which in its reasonable opinion may involve it in any expenses or liability; provided, however, that the Company may, with the consent of the Purchaser, undertake any such action which it may deem necessary or desirable in respect to this Agreement and the rights and duties of the parties hereto. In such event, the reasonable legal expenses and costs of such action and any liability resulting therefrom shall be expenses, costs and liabilities for which the Purchaser will be liable, and the Company shall be entitled to be reimbursed therefor from the Purchaser upon written demand.

      Section 8.04      Company Not to Assign or Resign.

      The Company shall not assign this Agreement or resign from the obligations and duties hereby imposed on it except by mutual consent of the Company and the Purchaser or upon the determination that its duties hereunder are no longer permissible under applicable law and such incapacity cannot be cured by the Company. Any such determination permitting the resignation of the Company shall be evidenced by an Opinion of Counsel to such effect delivered to the Purchaser which Opinion of Counsel shall be in form and substance acceptable to the Purchaser. No such resignation shall become effective until a successor shall have assumed the Company's responsibilities and obligations hereunder in the manner provided in Section 11.01.

      Section 8.05      No Transfer of Servicing.

      With respect to the retention of the Company to service the Mortgage Loans hereunder, the Company acknowledges that the Purchaser has acted in reliance upon the Company's independent status, the adequacy of its servicing facilities, plan, personnel, records and procedures, its integrity, reputation and financial standing and the continuance thereof. Without in any way limiting the generality of this Section, the Company shall not either assign this Agreement or the servicing hereunder or delegate its rights or duties hereunder or any portion thereof, or sell or otherwise dispose of all or substantially all of its property or assets, without the prior written approval of the Purchaser, which consent shall be granted or withheld in the Purchaser's sole discretion.


                                      58
(page)

      Without in any way limiting the generality of this Section 8.05, in the event that the Company either shall assign this Agreement or the servicing responsibilities hereunder or delegate its duties hereunder or any portion thereof without (i) satisfying the requirements set forth herein or (ii) the prior written consent of the Purchaser, then the Purchaser shall have the right to terminate this Agreement, without any payment of any penalty or damages and without any liability whatsoever to the Company (other than with respect to accrued but unpaid Servicing Fees and Servicing Advances remaining unpaid) or any third party.


                                      59
(page)

                                  ARTICLE IX

                                    DEFAULT

      Section 9.01      Events of Default.

      In case one or more of the following Events of Default by the Company shall occur and be continuing, that is to say:

      (i) any failure by the Company to remit to the Purchaser any payment required to be made under the terms of this Agreement which continues unremedied for a period of one (1) Business Day; or

      (ii) failure on the part of the Company duly to observe or perform in any material respect any other of the covenants or agreements on the part of the Company set forth in this Agreement which continues unremedied for a period of thirty (30) days after the date on which written notice of such failure, requiring the same to be remedied, shall have been given to the Company by the Purchaser; or

      (iii) a decree or order of a court or agency or supervisory authority having jurisdiction for the appointment of a conservator or receiver or liquidator in any insolvency, bankruptcy, readjustment of debt, marshalling of assets and liabilities or similar proceedings, or for the winding-up or liquidation of its affairs, shall have been entered against the Company and such decree or order shall have remained in force undischarged or unstayed for a period of sixty days; or

      (iv) the Company shall consent to the appointment of a conservator or receiver or liquidator in any insolvency, bankruptcy, readjustment of debt, marshalling of assets and liabilities or similar proceedings of or relating to the Company or of or relating to all or substantially all of its property; or

      (v) the Company shall admit in writing its inability to pay its debts generally as they become due, file a petition to take advantage of any applicable insolvency or reorganization statute, make an assignment for the benefit of its creditors, or voluntarily suspend payment of its obligations; or

      (vi) Company ceases to be approved by either Fannie Mae or FHLMC as a mortgage loan seller or servicer for more than thirty days; or

      (vii) the Company attempts to assign its right to servicing compensation hereunder or the Company attempts, without the consent of the Purchaser, to sell or otherwise dispose of all or substantially all of its property or assets or to assign this Agreement or the servicing responsibilities hereunder or to delegate its duties hereunder or any portion thereof; or


                                      60
(page)

      (viii) the Company ceases to be (a) licensed to service first lien residential mortgage loans in any jurisdiction in which a Mortgaged Property is located and such licensing is required, and (b) qualified to transact business in any jurisdiction where it is currently so qualified, but only to the extent such non-qualification materially and adversely affects the Company's ability to perform its obligations hereunder; or

      (ix) the Company fails to meet the eligibility criteria set forth in the last sentence of Section 8.02.

      Then, and in each and every such case, so long as an Event of Default shall not have been remedied, the Purchaser, by notice in writing to the Company (except in the case of an Event of Default under clauses (iii), (iv) or (v) above, in which case, automatically and without notice) Company may, in addition to whatever rights the Purchaser may have under Sections 3.03 and
8.01 and at law or equity or to damages, including injunctive relief and specific performance, terminate all the rights and obligations of the Company under this Agreement and in and to the Mortgage Loans and the proceeds thereof without compensating the Company for the same. On or after the receipt by the Company of such written notice (or, in the case of an Event of Default under clauses (iii), (iv) or (v) above, in which case, automatically and without notice), all authority and power of the Company under this Agreement, whether with respect to the Mortgage Loans or otherwise, shall pass to and be vested in the successor appointed pursuant to Section 11.01. Upon written request from the Purchaser, the Company shall prepare, execute and deliver, any and all documents and other instruments, place in such successor's possession all Mortgage Files, and do or accomplish all other acts or things necessary or appropriate to effect the purposes of such notice of termination, whether to complete the transfer and endorsement or assignment of the Mortgage Loans and related documents, or otherwise, at the Company's sole expense. The Company agrees to cooperate with the Purchaser and such successor in effecting the termination of the Company's responsibilities and rights hereunder, including, without limitation, the transfer to such successor for administration by it of all cash amounts which shall at the time be credited by the Company to the Custodial Account or Escrow Account or thereafter received with respect to the Mortgage Loans or any REO Property.

      Section 9.02      Waiver of Defaults.

      The Purchaser may waive only by written notice any default by the Company in the performance of its obligations hereunder and its consequences. Upon any such waiver of a past default, such default shall cease to exist, and any Event of Default arising therefrom shall be deemed to have been remedied for every purpose of this Agreement. No such waiver shall extend to any subsequent or other default or impair any right consequent thereon except to the extent expressly so waived in writing.


                                      61
(page)

                                   ARTICLE X

                                  TERMINATION

      Section 10.01     Termination.

      The respective obligations and responsibilities of the Company shall terminate upon: (i) the later of the final payment or other liquidation (or any advance with respect thereto) of the last Mortgage Loan and the disposition of all remaining REO Property and the remittance of all funds due hereunder; or (ii) by mutual consent of the Company and the Purchaser in writing; or (iii) termination with cause under the terms of this Agreement.

      Section 10.02     Termination Without Cause.

      The Purchaser may, at its sole option, terminate any rights the Company may have hereunder, without cause, upon no less than 90 days written notice.
Any such notice of termination shall be in writing and delivered to the Company as provided in Section 11.05 of this Agreement.

                                  ARTICLE XI

                           MISCELLANEOUS PROVISIONS

      Section 11.01     Successor to the Company.

      Prior to termination of Company's responsibilities and duties under this Agreement pursuant to Sections 4.13, 8.04, 9.01, 10.01 (ii) or (iii), the Purchaser shall (i) succeed to and assume all of the Company's responsibilities, rights, duties and obligations under this Agreement, or
(ii) appoint a successor having the  characteristics  set forth in Section 8.02 hereof and which shall succeed to all rights and assume all of the responsibilities, duties and liabilities of the Company under this Agreement prior to the termination of Company's responsibilities, duties and liabilities under this Agreement. In connection with such appointment and assumption, the Purchaser may make such arrangements for the compensation of such successor out of payments on Mortgage Loans as the Purchaser and such successor shall agree. In the event that the Company's duties, responsibilities and liabilities under this Agreement should be terminated pursuant to the aforementioned Sections, the Company shall discharge such duties and responsibilities during the period from the date it acquires knowledge of such termination until the effective date thereof with the same degree of diligence and prudence which it is obligated to exercise under this Agreement, and shall take no action whatsoever that might impair or prejudice the rights or financial condition of its successor. The resignation or removal of Company pursuant to the aforementioned Sections shall not become effective until a successor shall be appointed pursuant to this Section and shall in no event relieve the Company of the representations and warranties made pursuant to Sections 3.01, 3.02 and 3.03 and the remedies available to the Purchaser thereunder and under Section 8.01, it being understood and agreed that the provisions of such Sections 3.01, 3.02, 3.03 and 8.01 shall be applicable to the Company notwithstanding any such resignation or termination of the Company, or the termination of this Agreement.


                                      62
(page)

      Any successor appointed as provided herein shall execute, acknowledge and deliver to the Company and to the Purchaser an instrument accepting such appointment, whereupon such successor shall become fully vested with all the rights, powers, duties, responsibilities, obligations and liabilities of the Company, with like effect as if originally named as a party to this Agreement. Any termination or resignation of the Company or this Agreement pursuant to Section 4.13, 8.04, 9.01 or 10.01 shall not affect any claims that the Purchaser may have against the Company arising prior to any such termination or resignation.

      The Company shall promptly deliver to the successor the funds in the Custodial Account and the Escrow Account and the Mortgage Files and related documents and statements held by it hereunder and the Company shall account for all funds. The Company shall execute and deliver such instruments and do such other things all as may reasonably be required to more fully and definitely vest and confirm in the successor all such rights, powers, duties, responsibilities, obligations and liabilities of the Company. The successor shall make arrangements as it may deem appropriate to reimburse the Company for unrecovered Servicing Advances which the successor retains hereunder and which would otherwise have been recovered by the Company pursuant to this Agreement but for the appointment of the successor servicer.

      Upon a successor's acceptance of appointment as such, the Company shall notify by mail the Purchaser of such appointment.

      Section 11.02     Amendment.

      This Agreement may be amended from time to time by the Company and the Purchaser by written agreement signed by the Company and the Purchaser.


                                      63
(page)

      Section 11.03     Recordation of Agreement.

      To the extent permitted by applicable law, this Agreement is subject to recordation in all appropriate public offices for real property records in all the counties or other comparable jurisdictions in which any of the
properties   subject  to  the  Mortgages   are  situated,   and  in  any  other
appropriate public recording office or elsewhere, such recordation to be effected by the Company at the Company's expense on direction of the Purchaser accompanied by an opinion of counsel to the effect that such recordation materially and beneficially affects the interest of the Purchaser or is necessary for the administration or servicing of the Mortgage Loans.

      Section 11.04     Governing Law.

      This Agreement and the related Term Sheet shall be governed by and construed in accordance with the laws of the State of New York except to the extent preempted by Federal law. The obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

      Section 11.05     Notices.

      Any demands, notices or other communications permitted or required hereunder shall be in writing and shall be deemed conclusively to have been given if personally delivered at or mailed by registered mail, postage prepaid, and return receipt requested or certified mail, return receipt requested, or transmitted by telex, telegraph or telecopier and confirmed by a similar mailed writing, as follows:

      (i)   if to the Company:

            GreenPoint Mortgage Funding, Inc.
            100 Wood Hollow Drive
            Novato, California 94945
            Attention: Susan Davia
            Telecopier No: (415) 878-4369

      (ii) if to the Purchaser:

            EMC Mortgage Corporation
            Mac Arthur Ridge II,
            909 Hidden Ridge Drive, Suite 200
            Irving, Texas 75038
            Attention:  Ms. Ralene Ruyle
            Telecopier No.:  (972) 444-2810

            With a copy to:


                                      64
(page)

            Bear Stearns Mortgage Capital Corporation
            383 Madison Avenue
            New York, New York 10179
            Attention:  Mary Haggerty

or such other address as may hereafter be furnished to the other party by like notice. Any such demand, notice or communication hereunder shall be deemed to have been received on the date delivered to or received at the premises of the addressee (as evidenced, in the case of registered or certified mail, by the date noted on the return receipt).

      Section 11.06     Severability of Provisions.

      Any part, provision, representation or warranty of this Agreement and the related Term Sheet which is prohibited or which is held to be void or unenforceable shall be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof. Any part, provision, representation or warranty of this Agreement which is prohibited or unenforceable or is held to be void or unenforceable in any jurisdiction shall be ineffective, as to such jurisdiction, to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction as to any Mortgage Loan shall not invalidate or render unenforceable such provision in any other jurisdiction. To the extent permitted by applicable law, the parties hereto waive any provision of law that prohibits or renders void or unenforceable any provision hereof. If the invalidity of any part, provision, representation or warranty of this Agreement shall deprive any party of the economic benefit intended to be conferred by this Agreement, the parties shall negotiate, in good faith, to develop a structure the economic effect of which is nearly as possible the same as the economic effect of this Agreement without regard to such invalidity.

      Section 11.07     Exhibits.

      The exhibits to this Agreement are hereby incorporated and made a part hereof and are an integral part of this Agreement.

      Section 11.08     General Interpretive Principles.

      For purposes of this Agreement, except as otherwise expressly provided or unless the context otherwise requires:

      (i) the terms defined in this Agreement have the meanings assigned to them in this Agreement and include the plural as well as the singular, and the use of any gender herein shall be deemed to include the other gender;

      (ii)  accounting   terms   not   otherwise   defined   herein   have  the
meanings assigned to them in accordance with generally accepted accounting principles;


                                      65
(page)

      (iii) references herein to "Articles", "Sections", Subsections", "Paragraphs", and other subdivisions without reference to a document are to designated Articles, Sections, Subsections, Paragraphs and other subdivisions of this Agreement;

      (iv)        a reference to a Subsection  without  further  reference to a
Section is a reference to such Subsection as contained in the same Section in which the reference appears, and this rule shall also apply to Paragraphs and other subdivisions;

      (v) the words "herein", "hereof ", "hereunder" and other words of similar import refer to this Agreement as a whole and not to any particular provision;

      (vi)        the  term  "include"  or   "including"   shall  mean  without
limitation by reason of enumeration; and

      (viii) headings of the Articles and Sections in this Agreement are for reference purposes only and shall not be deemed to have any substantive effect.

      Section 11.09     Reproduction of Documents.

      This Agreement and all documents relating thereto, including, without limitation, (i) consents, waivers and modifications which may hereafter be executed, (ii) documents received by any party at the closing, and (iii) financial statements, certificates and other information previously or hereafter furnished, may be reproduced by any photographic, photostatic, microfilm, micro-card, miniature photographic or other similar process. The parties agree that any such reproduction shall be admissible in evidence as the original itself in any judicial or administrative proceeding, whether or not the original is in existence and whether or not such reproduction was made by a party in the regular course of business, and that any enlargement, facsimile or further reproduction of such reproduction shall likewise be admissible in evidence.

      Section 11.10     Confidentiality of Information.

      Each party recognizes that, in connection with this Agreement, it may become privy to non-public information regarding the financial condition, operations and prospects of the other party. Each party agrees to keep all non-public information regarding the other party strictly confidential, and to use all such information solely in order to effectuate the purpose of the Agreement, provided that each party may provide confidential information to its employees, agents and affiliates who have a need to know such information in order to effectuate the transaction, provided further that such information is identified as confidential non-public information. In addition, confidential information may be provided to a regulatory authority with supervisory power over Purchaser, provided such information is identified as confidential non-public information.

      Notwithstanding other provisions of this Section 16.14 or any other express or implied agreement, arrangement, or understanding to the contrary, the Company and Purchaser (the "Parties") agree that the Parties (and their employees, representatives and other agents) may disclose to any and all persons, without limitation of any kind from the commencement of discussions, the purported or claimed U.S. federal income tax treatment of the purchase of the Mortgage Loans and related transactions covered by this letter agreement ("tax treatment") and any fact that may be relevant to understanding the tax treatment ("tax structure") and all materials of any kind (including opinions or other tax analyses) that are provided to the Parties relating to such tax treatment and tax structure, except where confidentiality is reasonably necessary to comply with securities laws.


                                      66
(page)

      Section 11.11     Recordation of Assignments of Mortgage.

      To the extent permitted by applicable law, each of the Assignments is subject to recordation in all appropriate public offices for real property records in all the counties or other comparable jurisdictions in which any or all of the Mortgaged Properties are situated, and in any other appropriate public recording office or elsewhere, such recordation to be effected by and at the Company's expense in the event recordation is either necessary under applicable law or requested by the Purchaser at its sole option.

      Section 11.12     Assignment.

      The Purchaser shall have the right, without the consent of the Company, to assign, in whole or in part, its interest under this Agreement with respect to some or all of the Mortgage Loans, and designate any person to exercise any rights of the Purchaser hereunder, by executing an Assignment and Assumption Agreement substantially in the form of Exhibit D hereto and the assignee or designee shall accede to the rights and obligations hereunder of the Purchaser with respect to such Mortgage Loans. In no event shall Purchaser sell a partial interest in any Mortgage Loan without the written consent of Company, which consent shall not be unreasonably denied. All references to the Purchaser in this Agreement shall be deemed to include its assignee or designee. The Company shall have the right, only with the consent of the Purchaser or otherwise in accordance with this Agreement, to assign, in whole or in part, its interest under this Agreement with respect to some or all of the Mortgage Loans.

      Section 11.13     No Partnership.

      Nothing herein contained shall be deemed or construed to create a co-partnership or joint venture between the parties hereto and the services of the Company shall be rendered as an independent contractor and not as agent for Purchaser.

      Section 11.14     Execution: Successors and Assigns.

      This Agreement may be executed in one or more counterparts and by the different parties hereto on separate counterparts, each of which, when so executed, shall be deemed to be an original; such counterparts, together, shall constitute one and the same agreement. Subject to this Agreement shall inure to the benefit of and be binding upon the Company and the Purchaser and their respective successors and assigns.


                                      67
(page)

      Section 11.15     Entire Agreement.

      The Company acknowledges that no representations, agreements or promises were made to the Company by the Purchaser or any of its employees other than those representations, agreements or promises specifically contained herein and in the Confirmation. The Confirmation and this Agreement and the related Term Sheet sets forth the entire understanding between the parties hereto; provided, however, only this Agreement and the related Term Sheet shall be binding upon all successors of both parties. In the event of any inconsistency between the Confirmation and this Agreement, this Agreement and the related Term Sheet shall control.

      Section 11.16.  No Solicitation.

      From and after the Closing Date, the Company agrees that it will not take any action or permit or cause any action to be taken by any of its agents or affiliates, to personally, by telephone or mail, solicit the borrower or obligor under any Mortgage Loan to refinance the Mortgage Loan, in whole or in part, without the prior written consent of the Purchaser. Notwithstanding the foregoing, it is understood and agreed that (i) promotions undertaken by the Company or any affiliate of the Company which are directed to the general public at large, or segments thereof, provided that no segment shall consist primarily of the Mortgage Loans, including, without limitation, mass mailing based on commercially acquired mailing lists, newspaper, radio and television advertisements and (ii) responses to unsolicited requests or inquiries made by a Mortgagor or an agent of a Mortgagor, shall not constitute solicitation under this Section 11.16. This
Section 11.16 shall not be deemed to preclude the Company or any of its affiliates from soliciting any Mortgagor for any other financial products or services. The Company shall use its best efforts to prevent the sale of the name of any Mortgagor to any Person who is not affiliate of the Company.

      Section 11.17.  Closing.

      The closing for the purchase and sale of the Mortgage Loans shall take place on the related Closing Date. The closing shall be either: by telephone, confirmed by letter or wire as the parties shall agree, or conducted in person, at such place as the parties shall agree.

      The closing for the Mortgage Loans to be purchased on the related Closing Date shall be subject to each of the following conditions:

      (a) at least one (1) Business Day prior to the related Closing Date, the Company shall deliver to the Purchaser a magnetic diskette, or transmit by modem, a listing on a loan-level basis of the information contained in the related Mortgage Loan Schedule attached to the related Term Sheet;


                                      68
(page)

      (b) all of the representations and warranties of the Company under this Agreement shall be materially true and correct as of the related Closing Date and no event shall have occurred which, with notice or the passage of time, would constitute a material default under this Agreement;

      (c) the Purchaser shall have received, or the Purchaser's attorneys shall have received in escrow, all documents required pursuant to this Agreement, the related Term Sheet, an opinion of counsel and an officer's certificate, all in such forms as are agreed upon and acceptable to the Purchaser, duly executed by all signatories other than the Purchaser as required pursuant to the terms hereof;

      (d) the Company shall have delivered and released to the Purchaser (or its designee) on or prior to the related Closing Date all documents required pursuant to the terms of this Agreement and the related Term Sheet; and

      (e) all other terms and conditions of this Agreement, the related Term Sheet and the Confirmation shall have been materially complied with.

      Subject to the foregoing conditions, the Purchaser shall pay to the Company on the related Closing Date the Purchase Price, plus accrued interest pursuant to Section 2.02 of this Agreement, by wire transfer of immediately available funds to the account designated by the Company.

      Section 11.18.    Cooperation of Company with a Reconstitution.

      The Company and the Purchaser agree that with respect to some or all of the Mortgage Loans, on or after the related Closing Date, on one or more dates (each a "Reconstitution Date") at the Purchaser's sole option, the Purchaser may effect a sale (each, a "Reconstitution") of some or all of the Mortgage Loans then subject to this Agreement, without recourse, to:

      (a) one or more third party purchasers in one or more in whole loan transfers (each, a "Whole Loan Transfer"); or

      (b) one or more trusts or other entities to be formed as part of one or more pass-through transfers (each, a "Pass-Through Transfer").

      The Company agrees to execute in connection with any agreements among the Purchaser, the Company, and any servicer in connection with a Whole Loan Transfer, an Assignment, Assumption and Recognition Agreement substantially in the form of Exhibit D hereto, or, at Purchaser's request, a seller's warranties and servicing agreement or a participation and servicing agreement or similar agreement in form and substance reasonably acceptable to the parties, and in connection with a Pass-Through Transfer, a pooling and servicing agreement in form and substance reasonably acceptable to the parties, (collectively the agreements referred to herein are designated, the "Reconstitution Agreements"). It is understood that any such Reconstitution Agreements will not contain any greater obligations on the part of Company than are contained in this Agreement.


                                      69
(page)

      With respect to each Whole Loan Transfer and each Pass-Through Transfer entered into by the Purchaser, the Company agrees (1) to cooperate fully with the Purchaser and any prospective purchaser with respect to all reasonable requests and due diligence procedures; (2) to execute, deliver and perform all Reconstitution Agreements required by the Purchaser; (3) to restate the representations and warranties set forth in this Agreement as of the settlement or closing date in connection with such Reconstitution (each, a "Reconstitution Date"); and (4) to provide customary indemnification to the Purchaser and/or its affiliates for any losses, claims, damages, and liabilities arising out of or based upon information the Company provided or caused to be provided in connection with a Pass-Through Transfer. In that connection, the Company shall provide to such servicer or issuer, as the case may be, and any other participants in such Reconstitution: (i) any and all information (including servicing portfolio information) and appropriate verification of information (including servicing portfolio information) which may be reasonably available to the Company, whether through letters of its auditors and counsel or otherwise, as the Purchaser or any such other participant shall request upon reasonable demand; and (ii) such additional representations, warranties, covenants, opinions of counsel, letters from auditors, and certificates of public officials or officers of the Company as are reasonably agreed upon by the Company and the Purchaser or any such other participant. In connection with each Pass-Through Transfer, the Company agrees to provide reasonable and customary indemnification to the Purchaser and its affilates for disclosure contained in any offering document relating to the Company or its affilates, the Mortgage Loans and the underwriting standards of the Mortgage Loans. The Purchaser shall be responsible for the costs relating to the delivery of such information.

      All Mortgage Loans not sold or transferred pursuant to a Reconstitution shall remain subject to, and serviced in accordance with the terms of, this Agreement and the related Term Sheet, and with respect thereto this Agreement and the related Term Sheet shall remain in full force and effect.

Section 11.19.    Reporting with Respect to a Reconstitution.

      The Company agrees that with respect to any Mortgage Loan sold or transferred pursuant to a Reconstitution as described in Section 11.18 of this Agreement (a "Reconstituted Mortgage Loan"), the Company, at its
expense, shall provide the Purchaser with the information set forth in Exhibit J attached hereto for each Reconstituted Mortgage Loan in such electronic format as may be mutually agreed upon by both Purchaser and Company.


                                      70
(page)

      IN WITNESS WHEREOF, the Company and the Purchaser have caused their names to be signed hereto by their respective officers thereunto duly authorized as of the day and year first above written.

                                   EMC MORTGAGE CORPORATION
                                           Purchaser

                                    By:________________________
                                    Name:
                                    Title:

                                   GREENPOINT MORTGAGE FUNDING, INC.
                                           Company

                                    By: _______________________
                                    Name:
                                    Title:


                                      71
(page)

                                   EXHIBIT A
                           CONTENTS OF MORTGAGE FILE

      With respect to each Mortgage Loan, the Mortgage File shall include each of the following items, which shall be available for inspection by the Purchaser, and which shall be retained by the Company in the Servicing File or delivered to the Purchaser or its designee pursuant to Sections 2.04 and
2.05 of the Purchase, Warranties and Servicing Agreement.

      1. The original Mortgage Note endorsed "Pay to the order of ____________________________________________________, without recourse," and signed via original signature in the name of the Company by an authorized officer, with all intervening endorsements showing a complete chain of title from the originator to the Company, together with any applicable riders. In no event may an endorsement be a facsimile endorsement. If the Mortgage Loan was acquired by the Company in a merger, the endorsement must be by "[Company], successor by merger to the [name of predecessor]". If the Mortgage Loan was acquired or originated by the Company while doing business under another name, the endorsement must be by "[Company] formerly known as [previous name]". Mortgage Notes may be in the form of a lost note affidavit subject to Purchaser acceptability.

      2. The original Mortgage (together with a standard adjustable rate mortgage rider) with evidence of recording thereon, or a copy thereof certified by the public recording office in which such mortgage has been recorded or, if the original Mortgage has not been returned from the applicable public recording office, a true certified copy, certified by the Company.

      3. The original or certified copy, certified by the Company, of the Primary Mortgage Insurance Policy, if required.

      4. The original Assignment, from the Company to _____________________________________, or in accordance with Purchaser's instructions, which assignment shall, but for any blanks requested by Purchaser, be in form and substance acceptable for recording. If the Mortgage Loan was acquired or originated by the Company while doing business under another name, the Assignment must be by "[Company] formerly known as [previous name]". If the Mortgage Loan was acquired by the Company in a merger, the endorsement must be by "[Company], successor by merger to the [name of predecessor]". None of the Assignments are blanket assignments of mortgage.

      5. The original policy of title insurance, including riders and endorsements thereto, or if the policy has not yet been issued, a written commitment or interim binder or preliminary report of title issued by the title insurance or escrow company.

      6. Originals of all recorded intervening Assignments, or copies thereof, certified by the public recording office in which such Assignments have been recorded showing a complete chain of title from the originator to the Company, with evidence of recording thereon, or a copy thereof certified by the public recording office in which such Assignment has been recorded or, if the original Assignment has not been returned from the applicable public recording office, a true certified copy, certified by the Company.


                                      72
(page)

      7. Originals, or copies thereof certified by the public recording office in which such documents have been recorded, of each assumption, extension, modification, written assurance or substitution agreements, if applicable, or if the original of such document has not been returned from the applicable public recording office, a true certified copy, certified by the Company.

      8. If the Mortgage Note or Mortgage or any other material document or instrument relating to the Mortgage Loan has been signed by a person on behalf of the Mortgagor, the original or copy of power of attorney or other instrument that authorized and empowered such person to sign bearing evidence that such instrument has been recorded, if so required in the appropriate jurisdiction where the Mortgaged Property is located, or a copy thereof certified by the public recording office in which such instrument has been recorded or, if the original instrument has not been returned from the applicable public recording office, a true certified copy, certified by the Company.

      9.    reserved.

      10.   Mortgage  Loan  closing   statement  (Form  HUD-1)  and  any  other
truth-in-lending or real estate settlement procedure forms required by law.

      11.  Residential loan application.

      12.   Uniform  underwriter  and  transmittal  summary  (Fannie  Mae  Form
1008) or reasonable equivalent.

      13.   Credit report on the mortgagor.

      14.   Business credit report, if applicable.

      15.   Residential appraisal report and attachments thereto.

      16. The original of any guarantee executed in connection with the Mortgage Note.

      17. Verification of employment and income except for Mortgage Loans originated under a limited documentation program, all in accordance with Company's underwriting guidelines.

      18. Verification of acceptable evidence of source and amount of down payment, in accordance with Company's underwriting guidelines.

      19.   Photograph of the Mortgaged Property (may be part of appraisal).


                                      73
(page)

      20.   Survey of the Mortgaged Property, if any.

      21.   Sales contract, if applicable.

      22. If available, termite report, structural engineer's report, water portability and septic certification.

      23. Any original security agreement, chattel mortgage or equivalent executed in connection with the Mortgage.

      24.   Name affidavit, if applicable.

      Notwithstanding anything to the contrary herein, Company may provide one certificate for all of the Mortgage Loans indicating that the documents were delivered for recording.


                                      74
(page)

                                   EXHIBIT B

                      CUSTODIAL ACCOUNT LETTER AGREEMENT

                             ______________, 2003

To:   [_______________________]
      (the "Depository")

      As "Company" under the Purchase, Warranties and Servicing Agreement, dated as of [_____________________] 1, 200[_] (the "Agreement"), we hereby authorize  and request you to  establish  an  account,  as a Custodial  Account pursuant to Section 4.04 of the Agreement, to be designated as "[______________________________________], in trust for the [Purchaser],
Owner of Adjustable Rate Mortgage Loans". All deposits in the account shall be subject to withdrawal therefrom by order signed by the Company. This letter is submitted to you in duplicate. Please execute and return one original to us.

                                             [_______________________]

                                             By:____________________________

                                             Name:__________________________

                                             Title:_________________________

      The undersigned, as "Depository", hereby certifies that the above described account has been established under Account Number [__________], at the office of the depository indicated above, and agrees to honor withdrawals on such account as provided above. The full amount deposited at any time in the account will be insured up to applicable limits by the Federal Deposit
Insurance Corporation through the Bank Insurance Fund or the Savings Association Insurance Fund or will be invested in Permitted Investments as defined in the Agreement.

                                             [_______________________]

                                             By:____________________________

                                             Name:__________________________

                                             Title:_________________________


                                      75
(page)

                                   EXHIBIT C

                        ESCROW ACCOUNT LETTER AGREEMENT
                              _____________, 2003

To:   [_______________________]
      (the "Depository")

      As "Company" under the Purchase Warranties and Servicing Agreement, dated as of [____________________]1, 200[_] (the "Agreement"), we hereby authorize  and  request  you to  establish  an  account,  as an Escrow  Account
pursuant   to   Section   4.06  of  the   Agreement,   to  be   designated   as
"[__________________________],   in  trust  for  the   [Purchaser],   Owner  of
Adjustable Rate Mortgage Loans, and various Mortgagors." All deposits in the account shall be subject to withdrawal therefrom by order signed by the Company. This letter is submitted to you in duplicate. Please execute and return one original to us.

                                             [_______________________]

                                             By:____________________________
                                             Name:__________________________
                                             Title:_________________________


      The  undersigned,  as  "Depository",  hereby  certifies  that  the  above described account has been established under Account Number __________, at the office of the depository indicated above, and agrees to honor withdrawals on such account as provided above. The full amount deposited at any time in the account will be insured up to applicable limits by the Federal Deposit
Insurance Corporation through the Bank Insurance Fund or the Savings Association Insurance Fund or will be invested in Permitted Investments as defined in the Agreement.


                                             [_______________________]

                                             By:____________________________
                                             Name:__________________________
                                             Title:_________________________


                                      76
(page)

                                   EXHIBIT D

           FORM OF ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT

      This is a Purchase,  Assignment,  Assumption  and  Recognition  Agreement
(this "PAAR Agreement") made as of __________, 200__, among EMC Mortgage Corporation (the "Assignor"), ___________________ (the "Assignee"), and _______________________ (the "Company").

      In consideration of the mutual promises contained herein the parties hereto agree that the residential mortgage loans (the "Assigned Loans") listed on Attachment 1 annexed hereto (the "Assigned Loan Schedule") now serviced by Company for Assignor and its successors and assigns pursuant to the Purchase, Warranties and Servicing Agreement, dated as of _________, 200__, between Assignor and Company (the "Purchase Agreement") shall be subject to the terms of this PAAR Agreement. Capitalized terms used herein but not defined shall have the meanings ascribed to them in the Purchase Agreement.

                      Purchase, Assignment and Assumption

      1. Assignor hereby grants, transfers and assigns to Assignee all of the right, title and interest of Assignor in the Assigned Loans and, as they relate to the Assigned Loans, all of its right, title and interest in, to and under the Purchase Agreement.

      2. Simultaneously with the execution hereof, (i) Assignee shall pay to Assignor the "Funding Amount" as set forth in that certain letter agreement, dated as of _________ ____, between Assignee and Assignor (the "Confirmation") and (ii) Assignor, at its expense, shall have caused to be delivered to Assignee or its designee the Mortgage File for each Assigned Loan in Assignor's or its custodian's possession, as set forth in the Purchase Agreement, along with, for each Assigned Loan, an endorsement of the Mortgage Note from the Company, in blank, and an assignment of mortgage in recordable form from the Company, in blank. Assignee shall pay the Funding Amount by wire transfer of immediately available funds to the account specified by Assignor. Assignee shall be entitled to all scheduled payments due on the Assigned Loans after ___________, 200__ and all unscheduled payments or other proceeds or other recoveries on the Assigned Loans received on and after _____________, 200__.

                   Representations, Warranties and Covenants

      3. Assignor warrants and represents to Assignee and Company as of the date hereof:

      (a) Attached hereto as Attachment 2 is a true and accurate copy of the Purchase Agreement, which agreement is in full force and effect as of the date hereof and the provisions of which have not been waived, amended or modified in any respect, nor has any notice of termination been given thereunder;


                                      77
(page)

      (b) Assignor is the lawful owner of the Assigned Loans with full right to transfer the Assigned Loans and any and all of its interests, rights and obligations under the Purchase Agreement as they relate to the Assigned Loans, free and clear from any and all claims and encumbrances; and upon the transfer of the Assigned Loans to Assignee as contemplated herein, Assignee shall have good title to each and every Assigned Loan, as well as any and all of Assignee's interests, rights and obligations under the Purchase Agreement as they relate to the Assigned Loans, free and clear of any and all liens, claims and encumbrances;

      (c) There are no offsets, counterclaims or other defenses available to Company with respect to the Assigned Loans or the Purchase Agreement;

      (d) Assignor has no knowledge of, and has not received notice of, any waivers under, or any modification of, any Assigned Loan;

      (e) Assignor is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and has all requisite power and authority to acquire, own and sell the Assigned Loans;

      (f) Assignor has full corporate power and authority to execute, deliver and perform its obligations under this PAAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this PAAR Agreement is in the ordinary course of Assignor's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Assignor's charter or by-laws or any legal restriction, or any material agreement or instrument to which Assignor is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Assignor or its property is subject. The execution, delivery and performance by Assignor of this PAAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of Assignor. This PAAR Agreement has been duly executed and delivered by Assignor and, upon the due authorization, execution and delivery by Assignee and Company, will constitute the valid and legally binding obligation of Assignor enforceable against Assignor in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

      (g) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Assignor in connection with the execution, delivery or performance by Assignor of this PAAR Agreement, or the consummation by it of the transactions contemplated hereby; and

      (h) Neither Assignor nor anyone acting on its behalf has offered, transferred, pledged, sold or otherwise disposed of the Assigned Loans or any interest in the Assigned Loans, or solicited any offer to buy or accept a transfer, pledge or other disposition of the Assigned Loans, or any interest in the Assigned Loans or otherwise approached or negotiated with respect to the Assigned Loans, or any interest in the Assigned Loans with any Person in any manner, or made any general solicitation by means of general advertising or in any other manner, or taken any other action which would constitute a distribution of the Assigned Loans under the Securities Act of 1933, as amended (the "1933 Act") or which would render the disposition of the Assigned Loans a violation of Section 5 of the 1933 Act or require registration pursuant thereto.


                                      78
(page)

            4. Assignee warrants and represents to, and covenants with, Assignor and Company as of the date hereof:

      (a) Assignee is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization and has all requisite power and authority to acquire, own and purchase the Assigned Loans;

      (b) Assignee has full corporate power and authority to execute, deliver and perform its obligations under this PAAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this PAAR Agreement is in the ordinary course of Assignee's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Assignee's charter or by-laws or any legal restriction, or any material agreement or instrument to which Assignee is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Assignee or its property is subject. The execution, delivery and performance by Assignee of this PAAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of Assignee. This PAAR Agreement has been duly executed and delivered by Assignee and, upon the due authorization, execution and delivery by Assignor and Company, will constitute the valid and legally binding obligation of Assignee enforceable against Assignee in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

      (c) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Assignee in connection with the execution, delivery or performance by Assignee of this PAAR Agreement, or the consummation by it of the transactions contemplated hereby; and

      (d) Assignee agrees to be bound as "Purchaser" by all of the terms, covenants and conditions of the Purchase Agreement with respect to the Assigned Loans, and from and after the date hereof, Assignee assumes for the benefit of each of Assignor and Company all of Assignor's obligations as "Purchaser" thereunder but solely with respect to such Assigned Loans.

      5. Company warrants and represents to, and covenant with, Assignor and Assignee as of the date hereof:


                                      79
(page)

      (a) Attached hereto as Attachment 2 is a true and accurate copy of the Purchase Agreement, which agreement is in full force and effect as of the date hereof and the provisions of which have not been waived, amended or modified in any respect, nor has any notice of termination been given thereunder;

      (b) Company is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and has all requisite power and authority to service the Assigned Loans and otherwise to perform its obligations under the Purchase Agreement;

      (c)   Company  has  full  corporate   power  and  authority  to  execute,
            deliver  and  perform its  obligations  under this PAAR  Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this PAAR Agreement is in the ordinary course of Company's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Company's charter or by-laws or any legal restriction, or any material agreement or instrument to which Company is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Company or its property is subject. The execution, delivery and performance by Company of this PAAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of Company. This PAAR Agreement has been duly executed and delivered by Company, and, upon the due authorization, execution and delivery by Assignor and Assignee, will constitute the valid and legally binding obligation of Company, enforceable against Company in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

      (d) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Assignee in connection with the execution, delivery or performance by Company of this PAAR
            Agreement, or the consummation by it of the transactions contemplated hereby; and

      (e) No event has occurred from the Closing Date to the date hereof which would render the representations and warranties as to the related Assigned Loans made by the Company in Sections 3.01 and
            3.02 of the Purchase Agreement to be untrue in any material respect.

      (f) Neither this AAR Agreement nor any certification, statement, report or other agreement, document or instrument furnished or to be furnished by the Company pursuant to this AAR Agreement contains or will contain any materially untrue statement of fact or omits or will omit to state a fact necessary to make the statements contained therein not misleading.


                                      80
(page)

                            Recognition of Assignee

      6. From and after the date hereof, Company shall recognize Assignee as owner of the Assigned Loans and will service the Assigned Loans in accordance with the Purchase Agreement. It is the intention of Assignor, Company and Assignee that this PAAR Agreement shall be binding upon and for the benefit of the respective successors and assigns of the parties hereto. Neither Company nor Assignor shall amend or agree to amend, modify, waiver, or otherwise alter any of the terms or provisions of the Purchase Agreement which amendment, modification, waiver or other alteration would in any way affect the Assigned Loans without the prior written consent of Assignee.

                                 Miscellaneous

            7. All demands, notices and communications related to the Assigned Loans, the Purchase Agreement and this PAAR Agreement shall be in writing and shall be deemed to have been duly given if personally delivered at or mailed by registered mail, postage prepaid, as follows:

      (a)   In the case of Company,

            ____________________
            ____________________
            ____________________
            ____________________
            ____________________

            With a copy to ______________________________________.

      (b)   In the case of Assignor,

            ____________________
            ____________________
            ____________________
            ____________________
            ____________________

      (c)   In the case of Assignee,


                                      81
(page)

            EMC Mortgage Corporation
            Mac Arthur Ridge II
            909 Hidden Ridge Drive, Suite 200
            Irving, Texas 75038
            Attention:  Raylene Ruyle
            Telecopier No.:  (972) 444-2810

            with a copy  to:

            ___________________
            383 Madison Avenue
            New York, New York 10179
            Attention: ___________
            Telecopier No.:  (212) 272-____

      8. Each party will pay any commissions it has incurred and the fees of its attorneys in connection with the negotiations for, documenting of and closing of the transactions contemplated by this PAAR Agreement.

      9. This PAAR Agreement shall be construed in accordance with the laws of the State of New York, without regard to conflicts of law principles, and the obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

      10. No term or provision of this PAAR Agreement may be waived or modified unless such waiver or modification is in writing and signed by the party against whom such waiver or modification is sought to be enforced.

      11. This PAAR Agreement shall inure to the benefit of the successors and assigns of the parties hereto. Any entity into which Assignor, Assignee or Company may be merged or consolidated shall, without the requirement for any further writing, be deemed Assignor, Assignee or Company, respectively, hereunder.

      12. This PAAR Agreement shall survive the conveyance of the Assigned Loans, the assignment of the Purchase Agreement to the extent of the Assigned Loans by Assignor to Assignee and the termination of the Purchase Agreement.

      13. This PAAR Agreement may be executed simultaneously in any number of counterparts. Each counterpart shall be deemed to be an original and all such counterparts shall constitute one and the same instrument.

      14. In the event that any provision of this PAAR Agreement conflicts with any provision of the Purchase Agreement with respect to the Assigned Loans, the terms of this PAAR Agreement shall control. In the event that any provision of this PAAR Agreement conflicts with any provision of the Confirmation with respect to the Assigned Loans, the terms of this PAAR Agreement shall control.


                                      82
(page)

                      [Modification of Purchase Agreement

      15. The Company and Assignor hereby amend the Purchase Agreement as follows:

      (a) The following definitions are added to Section 1.01 of the Purchase Agreement:

      Securities Administrator:     ________________________

      Supplemental PMI Insurer:     ________________________

      Supplemental PMI Policy:The primary guarantee insurance policy of the Supplemental PMI Insurer attached hereto as Exhibit J, or any successor Supplemental PMI Policy given to the Servicer by the Assignee.

      Trustee:     ________________________

      (b)   The following definition is amended and restated:

      Insurance Proceeds: Proceeds of any Primary Mortgage Insurance Policy, the Supplemental PMI Policy, any title policy, any hazard insurance policy or any other insurance policy covering a Mortgage Loan or other related Mortgaged Property, including any amounts required to be deposited in the Custodial Account pursuant to Section 4.04, to the extent such proceeds are not to be applied to the restoration of the related Mortgaged Property or released to the Mortgagor in accordance with Accepted Servicing Practices.

      (c) The following are added as the fourth, fifth and sixth paragraphs of Section 4.08:

      "In connection with its activities as servicer, the Company agrees to prepare and present, on behalf of itself and the Purchaser, claims to the Supplemental PMI Insurer with respect to the Supplemental PMI Policy and, in this regard, to take such action as shall be necessary to permit recovery under any Supplemental PMI Policy respecting a defaulted Mortgage Loan. Pursuant to Section 4.04, any amounts collected by the Company under any Supplemental PMI Policy shall be deposited in the Custodial Account, subject to withdrawal pursuant to Section 4.05.

      In accordance with the Supplemental PMI Policy, the Company shall provide to the Supplemental PMI Insurer any required information regarding the Mortgage Loans.

      The Company shall provide to the [Securities Administrator] on a monthly basis via computer tape, or other mutually acceptable format, the unpaid principal balance, insurer certificate number, lender loan number, and premium due the Supplemental PMI Insurer for each Mortgage Loan covered by the Supplemental PMI Policy. In addition, the Company agrees to forward to the Purchaser and the [Securities Administrator] any statements or other reports given by the Supplemental PMI Insurer to the Servicer in connection with a claim under the Supplemental PMI Policy."


                                      83
(page)

      (d)   Clause (vi) of Section 6.1 is amended to read as follows:

      "Company ceases to be approved by either Fannie Mae or FHLMC as a mortgage loan seller or servicer for more than thirty days, or the Company fails to meet the servicer eligibility requirements of the Supplemental PMI Insurer; or"]

      (e)   Section ____      Annual Statement as to Compliance.

      The Company will deliver to the Master Servicer on or before March 15 of each year, beginning with March 15, 200__, an Officers' Certificate stating that (i) a review of the activities of the Company during the preceding calendar year and of performance under this Agreement has been made under such officers' supervision, (ii) the Company has fully complied with the provisions of this Agreement and (iii) to the best of such officers' knowledge, based on such review, the Company has fulfilled all of its obligations under this Agreement throughout such year, or, if there has been a default in the fulfillment of any such obligation, specifying each such default known to such officer and the nature and status thereof.

      (f)   Section ____ Annual Certification.

(a) The Company will deliver to the Master Servicer, on or before March 15 of each year beginning March 15, 200__ a certification in the form attached hereto as Exhibit __ with respect to the servicing reports delivered by the Company pursuant to this Agreement, the Company's compliance with the servicing obligations set forth in this Agreement and any other information within the control of the Company. Such certification shall be signed by the senior officer in charge of servicing of the Company. In addition, the Company shall provide such other information with respect to the Mortgage Loans and the servicing and administration thereof within the control of the Company which shall be required to enable the Master Servicer, Trustee or Depositor, as applicable, to comply with the reporting requirements of the Securities and Exchange Act of 1934, as amended.


                                      84
(page)

      IN  WITNESS   WHEREOF,   the  parties  hereto  have  executed  this  PAAR
Agreement as of the day and year first above written.

                                            EMC MORTGAGE CORPORATION
                                            Assignor

                                             By:____________________________
                                             Name:__________________________
                                             Title:_________________________


                                            ________________________________
                                            Assignee

                                             By:____________________________
                                             Name:__________________________
                                             Title:_________________________


                                            ________________________________
                                            Company

                                             By:____________________________
                                             Name:__________________________
                                             Title:_________________________


                                      85
(page)

                                  EXHIBIT  ___

                         FORM OF COMPANY CERTIFICATION

I,  [identify  certifying  individual],   certify  to  the  [Trustee]  [Seller]
[Securities Administrator] [Mortgage Loan Seller] [Purchaser] and [Master Servicer] that:

      1. I have reviewed the servicing reports prepared by [COMPANY] (the "Company") pursuant to the [Servicing Agreement] (the "Servicing Agreement"), dated as of __________ between __________ and the Company (as modified by the AAR Agreement (as defined below) and delivered to [MASTER SERVICER] (the "Master Servicer") pursuant to the Assignment, Assumption and Recognition Agreement (the "AAR Agreement"), dated as of __________ among [ASSIGNOR] as Assignor, Company and [ASSIGNEE], as Assignee.

      2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by such servicing reports.

      3. Based on my knowledge, the servicing information required to be provided to the Master Servicer under the Servicing Agreement and the AAR Agreement is included in these reports.

      4. I am responsible for reviewing the activities performed the Company under the Servicing Agreement and the AAR Agreement and based upon the review required under the Servicing Agreement and the AAR Agreement, and except as disclosed in the Annual Statement of Compliance, the Company has fulfilled its obligations under the Servicing Agreement and the AAR Agreement.

      5. I have disclosed to the Master Servicer's certified public accountants all significant deficiencies relating to the Company's compliance with the minimum servicing standards in accordance with a review conduced in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the Servicing Agreement and the AAR Agreement.

      Capitalized   terms  used  but  not  defined  herein  have  the  meanings ascribed to them in the AAR Agreement.

Date:______________

_____________________
[Signature]
[Title]

                                      86
(page)
                                 ATTACHMENT 1

                            ASSIGNED LOAN SCHEDULE

(page)

                                 ATTACHMENT 2

                 PURCHASE, WARRANTIES AND SERVICING AGREEMENT

(page)

                                   EXHIBIT E

                             FORM OF TRIAL BALANCE


                                      2
(page)

                                   EXHIBIT G

                 REQUEST FOR RELEASE OF DOCUMENTS AND RECEIPT

RE:   Mortgage Loan #___________________________________
BORROWER:__________________________________________________
PROPERTY: __________________________________________________

Pursuant to a Purchase, Warranties and Servicing Agreement (the "Agreement") between the Company and the Purchaser, the undersigned hereby certifies that he or she is an officer of the Company requesting release of the documents for the reason specified below. The undersigned further certifies that:

(Check one of the items below)

_____ On _________________, the above captioned mortgage loan was paid in full or that the Company has been notified that payment in full has been or will be escrowed. The Company hereby certifies that all amounts with respect to this loan which are required under the Agreement have been or will be deposited in the Custodial Account as required.

_____ The above captioned loan is being repurchased pursuant to the terms of the Agreement. The Company hereby certifies that the repurchase price has been credited to the Custodial Account as required under the Agreement.

_____ The above captioned loan is being placed in foreclosure and the original documents are required to proceed with the foreclosure action. The Company hereby certifies that the documents will be returned to the Purchaser in the event of reinstatement.

_____ Other (explain)

______________________________________________________________________________
______________________________________________________________________________

All capitalized terms used herein and not defined shall have the meanings assigned to them in the Agreement.

      Based on this certification and the indemnities provided for in the Agreement, please release to the Company all original mortgage documents in your possession relating to this loan.

Dated:_________________

By:________________________________
     Signature
     ________________________________


                                      3
(page)

      Title

Send documents to:      _____________________________________________
_____________________________________________
_____________________________________________

Acknowledgement:

      Purchaser  hereby  acknowledges  that all original  documents  previously
released  on  the  above  captioned   mortgage  loan  have  been  returned  and
received by the Purchaser.

Dated:________________

By:________________________________
     Signature

    _______________________________
     Title


                                      4
(page)

                                   EXHIBIT H

                       COMPANY'S UNDERWRITING GUIDELINES


                                      5
(page)

                                   EXHIBIT I

                                  TERM SHEET

      This TERM SHEET (the "Term Sheet") dated [______], between Greenpoint Mortgage Funding, Inc., a New York corporation, located at 100 Wood Hollow Drive, Novato, California 94945 (the "Company") and EMC Mortgage Corporation, a Delaware corporation, located at Mac Arthur Ridge II, 909 Hidden Ridge Drive, Suite 200, Irving, Texas 75038 (the "Purchaser") is made pursuant to the terms and conditions of that certain Purchase, Warranties and Servicing Agreement (the "Agreement") dated as of September 1, 2003, between the Company and the Purchaser, the provisions of which are incorporated herein as if set forth in full herein, as such terms and conditions may be modified or supplemented hereby. All initially capitalized terms used herein unless otherwise defined shall have the meanings ascribed thereto in the Agreement.

      The Purchaser hereby purchases from the Company and the Company hereby sells to the Purchaser, all of the Company's right, title and interest in and to the Mortgage Loans described on the Mortgage Loan Schedule annexed hereto as Schedule I, pursuant to and in accordance with the terms and conditions set forth in the Agreement, as same may be supplemented or modified hereby. Hereinafter, the Company shall service the Mortgage Loans for the benefit of the Purchaser and all subsequent transferees of the Mortgage Loans pursuant to and in accordance with the terms and conditions set forth in the Agreement.

1.    Definitions

      For purposes of the Mortgage Loans to be sold pursuant to this Term Sheet, the following terms shall have the following meanings:

Aggregate Principal Balance
(as of the Cut-Off Date):

Closing Date:

Custodian:

Cut-off Date:

Initial Weighted Average
Mortgage Loan Remittance Rate:

Mortgage Loan:

Purchase Price Percentage:

Servicing Fee Rate:


                                      6
(page)

Additional Closing Conditions:

In addition to the conditions specified in the Agreement, the obligation of each of the Company and the Purchaser is subject to the fulfillment, on or prior to the applicable Closing Date, of the following additional
conditions:   [None].

Additional Loan Documents:

In addition to the contents of the Mortgage File specified in the Agreement, the following documents shall be delivered with respect to the Mortgage
Loans:   [None]

[Additional] [Modification] of Representations and Warranties:

      [In addition to the representations and warranties set forth in the Agreement, as of the date hereof, the Company makes the following additional representations and warranties with respect to the Mortgage Loans: [None]. [Notwithstanding anything to the contrary set forth in the Agreement, with respect to each Mortgage Loan to be sold on the Closing Date, the representation and warranty set forth in Section ______ of the Agreement shall be modified to read as follows:]

      Except as modified herein, Section ______ of the Agreement shall remain in full force and effect as of the date hereof.


                                      7
(page)

            IN WITNESS WHEREOF, the parties hereto have caused their names to be signed hereto by their respective duly authorized officers as of the date first above written.

                        GREENPOINT MORTGAGE FUNDING, INC.

                        By:____________________________
                        Name:__________________________
                        Title:_________________________


                        EMC MORTGAGE CORPORATION

                        By:____________________________
                        Name:__________________________
                        Title:_________________________


                                      8
(page)

                                  SCHEDULE I

                            MORTGAGE LOAN SCHEDULE

(page)

                                   EXHIBIT J

                     RECONSTITUTED MORTGAGE LOAN REPORTING

(a)     Servicer Mortgage Loan Number
(b)     FNMA Mortgage Loan Number (if applicable)
(c)     Lender/Seller Mortgage Loan Number     (if available)
(d) Scheduled Balance (scheduled end of month balance reporting to Master Servicer/Trustee)
(e)     Actual Balance (actual end of month balance received from Mortgagor)
(f)     Gross Rate (current gross rate)
(g)     Net Rate (current passthrough)
(h)     Last Payment Date (LPI_DATE in Fannie's Laser Reporting)
(i)     Delinquency Month (if available)
(j)     Default Flag, i.e. FC, REO, etc. (if available)
(k)     Pay-In-Full Date (Mortgage Loan paid off by Mortgagor)
(l)     Foreclosure start date
(m)     Foreclosure end date
(n)     REO Property date
(o)     With respect to Liquidated Mortgage Loans:
        (i)    amount of loss or gain (as applicable)
        (ii)   the date of the loss or gain.
        (iii) the liquidation reason (paid in full or repurchased out of deal)
(p)     Fannie's Laser Reporting
        (i) Action Code (for default or paid off Mortgage Loans; i.e. 60, 65, etc.)
        (ii)  Action Date
        (iii) Remit Prin (submitted principal amount)
        (iv)  Remit Int (submitted interest amount)
        (v) Pool/Invest indicator (indicating Schedule/Schedule or Actual/Actual pool)






--------------------------------------------------------------------------------

                           EMC MORTGAGE CORPORATION
                                     Owner


                           GMAC MORTGAGE CORPORATION
                                   Servicer


                              SERVICING AGREEMENT


                            Dated as of May 1, 2001

--------------------------------------------------------------------------------

(page)

EXHIBITS

Exhibit A   Mortgage Loan Schedule

Exhibit B   Custodial Account Letter Agreement

Exhibit C   Escrow Account Letter Agreement

Exhibit D   Form of Request for Release

Exhibit E   Loan Level Scheduled-Scheduled Remittance Tape Layout

(page)

      THIS IS A SERVICING AGREEMENT, dated as of May 1, 2001, and is executed between EMC Mortgage Corporation (the "Owner") and GMAC Mortgage Corporation (the "Servicer").

                             W I T N E S S E T H :

      WHEREAS, the Owner is the owner of the Mortgage Loans;

      WHEREAS, the Owner and the Servicer wish to prescribe the permanent management, servicing and control of the Mortgage Loans;

      NOW, THEREFORE, in consideration of the mutual agreements hereinafter set forth, and for other good and valuable consideration, the receipt and adequacy of which is hereby acknowledged, the Owner and the Servicer agree as follows:

                                   ARTICLE I
                                  DEFINITIONS

            Section 1.01 Defined Terms

            Whenever used in this Agreement, the following words and phrases, unless the context otherwise requires, shall have the following meaning specified in this Article:

            Accepted  Servicing   Practices:   With  respect  to  any  Mortgage
Loan, those mortgage servicing practices (including collection procedures) that are in accordance with the Fannie Mae Guide.

            Adjustment Date: As to each ARM Loan, the date on which the Mortgage Interest Rate is adjusted in accordance with the terms of the related Mortgage Note.

            Agreement:   This  Servicing   Agreement   including  all  exhibits
hereto, amendments hereof and supplements hereto.

            ARM  Loans:  First  lien,  conventional,   1-4  family  residential
Mortgage Loans with interest rates which adjust from time to time in accordance with the related Index and are subject to Periodic Rate Caps and Lifetime Rate Caps and which do not permit conversion to fixed interest rates.

            BIF:  The Bank Insurance Fund, or any successor thereto.

            Business  Day:  Any day other  than (i) a Saturday  or  Sunday,  or
(ii) a legal holiday in the States of New York, Iowa or the Commonwealth of Pennsylvania, or (iii) a day on which banks in the States of New York, Iowa or Pennsylvania are authorized or obligated by law or executive order to be closed.

            Code: The Internal Revenue Code of 1986, as it may be amended from time to time, or any successor statute thereto, and applicable U.S. Department of the Treasury regulations issued pursuant thereto.

            Condemnation Proceeds: All awards or settlements in respect of a Mortgaged Property, whether permanent or temporary, partial or entire, by exercise of the power of eminent domain or condemnation, to the extent not required to be released to a Mortgagor in accordance with the terms of the related Mortgage Loan Documents.

            Custodial Account: The separate demand account or accounts created and maintained pursuant to Section 4.04 which shall be entitled "GMAC Mortgage Corporation Custodial Account in trust for [Owner], Owner of Whole Loan Mortgages and various Mortgagors" and shall be established at a Qualified Depository, each of which accounts shall in no event contain funds in excess of the FDIC insurance limits.

            Custodian:   Wells  Fargo  Bank  Minnesota,  N.A.,  or  such  other
custodian as Owner shall designate.

(page)

            Cut-off Date:  As identified on the related Confirmation.

            Determination Date: The 15th day (or if such 15th day is not a Business Day, the Business Day immediately preceding such 15th day) of the month of the Remittance Date.

            Due Date: Each day on which payments of principal and interest are required to be paid in accordance with the terms of the related Mortgage Note, exclusive of any days of grace.

            Due Period: With respect to any Remittance Date, the period commencing on the second day of the month preceding the month of such Remittance Date and ending on the first day of the month of the Remittance Date.

            Effective Date:  As identified on the related Confirmation.

            Escrow Account: The separate trust account or accounts created and maintained pursuant to Section 4.06 which shall be entitled "GMAC Mortgage Corporation Escrow Account, in trust for [Owner], Owner of Whole Loan Mortgages and various Mortgagors" and shall be established at a Qualified Depository, each of which accounts shall in no event contain funds in excess of the FDIC insurance limits.

            Escrow Payments: With respect to any Mortgage Loan, the amounts constituting ground rents, taxes, assessments, water rates, sewer rents, municipal charges, mortgage insurance premiums, fire and hazard insurance premiums, condominium charges, and any other payments required to be escrowed by the Mortgagor with the mortgagee pursuant to the Mortgage or any other document.

            Event of Default: Any one of the conditions or circumstances enumerated in Section 9.01.

            Fannie Mae:  Fannie Mae, or any successor thereto.

            Fannie Mae Guide: The Fannie Mae Selling Guide and the Fannie Mae Servicing Guide and all amendments or additions thereto.

            FDIC:   The  Federal   Deposit   Insurance   Corporation,   or  any
successor thereto.

            Fidelity Bond: A fidelity bond to be maintained by the Servicer pursuant to Section 4.12.

            FIRREA:   The  Financial   Institutions   Reform,   Recovery,   and
Enforcement Act of 1989, as amended from time to time.

            Freddie Mac:   Freddie Mac, or any successor thereto.

            Freddie  Mac  Guide:   The  Freddie  Mac  Selling   Guide  and  the
Freddie Mac Servicing Guide and all amendments or additions thereto.

            Full Principal Prepayment: A Principal Prepayment made by a Mortgagor of the entire principal balance of a Mortgage Loan.

            GAAP:  Generally  accepted  accounting   procedures,   consistently
            applied.

            HUD:   The  United   States   Department   of  Housing   and  Urban
Development or any successor.

            Index: With respect to each ARM Loan, on the related Adjustment Date, the index used to determine the Mortgage Interest Rate on each such ARM Loan.

            Insurance   Proceeds:   With   respect  to  each   Mortgage   Loan,
proceeds of insurance policies insuring the Mortgage Loan or the related Mortgaged Property.


                                     Page 2
(page)

            Lifetime Rate Cap: With respect to each ARM Loan, the maximum Mortgage Interest Rate over the term of such Mortgage Loan, as specified in the related Mortgage Note.

            Liquidation   Proceeds:   Cash  received  in  connection  with  the
liquidation  of  a  defaulted  Mortgage  Loan,  whether  through  the  sale  or
assignment  of  such  Mortgage  Loan,  trustee's  sale,   foreclosure  sale  or
otherwise, other than amounts received following the acquisition of an REO Property pursuant to Section 4.13.

            Margin: With respect to each ARM Loan, the fixed percentage amount set forth in each related Mortgage Note which is added to the Index in order to determine the related Mortgage Interest Rate.

            Monthly Advance: The aggregate of the advances made by the Servicer on any Remittance Date pursuant to Section 5.03.

            Monthly   Payment:   With  respect  to  each  Mortgage   Loan,  the
scheduled monthly payment of principal and interest thereon which is payable by the related Mortgagor under the related Mortgage Note.

            Mortgage:   The  mortgage,   deed  of  trust  or  other  instrument
securing a Mortgage Note which creates a first lien on an unsubordinated estate in fee simple in real property securing the Mortgage Note.

            Mortgage Interest Rate: The annual rate at which interest accrues on any Mortgage Loan in accordance with the provisions of the related Mortgage Note, and in the case of an ARM Loan, as adjusted from time to time on each Adjustment Date for such Mortgage Loan to equal the Index for such Mortgage Loan plus the Margin for such Mortgage Loan, and subject to the limitations on such interest rate imposed by the Periodic Rate Cap and the Lifetime Rate Cap.

            Mortgage Loan: An individual Mortgage Loan described herein, and as further identified on the Mortgage Loan Schedule, which Mortgage Loan includes without limitation the Mortgage Loan Documents, the Monthly Payments, Principal Prepayments, Liquidation Proceeds, Condemnation Proceeds, Insurance Proceeds, REO Disposition Proceeds, and all other rights, benefits, proceeds and obligations arising from or in connection with such Mortgage Loan.

            Mortgage  Loan   Documents:   The  original   mortgage  loan  legal
documents held by the Custodian.

            Mortgage Loan Remittance Rate: With respect to each Mortgage Loan, the annual rate of interest remitted to the Owner, which shall be equal to the related Mortgage Interest Rate minus the Servicing Fee Rate.

             Mortgage Loan Schedule: The schedule of Mortgage Loans attached hereto as Exhibit A, such schedule being acceptable to the Owner and the Servicer.

            Mortgage Note: The note or other evidence of the indebtedness of a Mortgagor secured by a Mortgage.

            Mortgaged Property: The underlying real property securing repayment of a Mortgage Note, consisting of a single parcel of real estate considered to be real estate under the laws of the State in which such real property is located, which may include condominium units and planned unit developments, improved by a residential dwelling.

            Mortgagor: The obligor on a Mortgage Note. The Mortgagor is a natural person who is a party to the Mortgage Note and Mortgage in an individual capacity.

            Nonrecoverable Advance: Any advance previously made by the Servicer pursuant to Section 5.03 or any expenses incurred pursuant to
Section 4.08 which, in the good faith judgment of the Servicer, may not be ultimately recoverable by the Servicer from Liquidation Proceeds. The determination by the Servicer that is has made a Nonrecoverable Advance, shall be evidenced by an Officer's Certificate of the Servicer delivered to the Owner and detailing the reasons for such determination.

            OCC: Office of the Comptroller of the Currency, its successors and assigns.


                                     Page 3
(page)

            Officers' Certificate: A certificate signed by the Chairman of the Board, the Vice Chairman of the Board, the President, a Senior Vice President or a Vice President or by the Treasurer or the Secretary or one of the Assistant Treasurers or Assistant Secretaries of the Servicer, and delivered to the Owner as required by this Agreement.

            Opinion of Counsel: A written opinion of counsel, who may be an employee of the party on behalf of whom the opinion is being given, reasonably acceptable to the Owner.

            OTS:  Office of Thrift Supervision, its successors and assigns.

            Owner: EMC Mortgage Corporation, its successors in interest and assigns.

            Partial  Principal   Prepayment:   A  Principal   Prepayment  by  a
Mortgagor of a partial principal balance of a Mortgage Loan.

            Pass-Through Transfer: The sale or transfer of same or all of the Mortgage Loans to a trust as part of a publicly issued or privately placed, rated or unrated Mortgage pass-through transaction.

            Periodic Rate Cap: With respect to each ARM Loan, the maximum increase or decrease in the Mortgage Interest Rate on any Adjustment Date.

            Permitted   Investments:   Any  one  or   more  of  the   following
obligations or securities:

            (i) direct obligations of, and obligations fully guaranteed by the United States of America or any agency or instrumentality of the United States of America the obligations of which are backed by the full faith and credit of the United States of America; provided that obligations of Freddie Mac or Fannie Mae shall be Permitted Investments only if, at the time of investment, they are rated in one of the two highest rating categories by Standard & Poor's Rating Services, a division of The McGraw-Hill Companies Inc., Moody's Investors Service, Inc. and Fitch IBCA Inc.;

            (ii) (a) demand or time deposits, federal funds or bankers' acceptances issued by any depository institution or trust company incorporated under the laws of the United States of America or any state thereof and subject to supervision and examination by federal and/or state banking authorities, provided that the commercial paper and/or the short-term deposit rating and/or the long-term unsecured debt obligations or deposits of such depository  institution  or  trust  company  at the  time  of  such investment or contractual commitment providing for such investment are rated in one of the two highest rating categories by Standard & Poor's Rating Services, a division of The McGraw-Hill Companies Inc., Moody's Investors Service, Inc. and Fitch IBCA Inc. and (b) any other demand or time deposit or certificate of deposit that is fully insured by the Federal Deposit Insurance Corporation;

            (iii) repurchase obligations with respect to (a) any security described in clause (i) above or (b) any other security issued or guaranteed by an agency or instrumentality of the United States of America, the obligations of which are backed by the full faith and credit of the United States of America, in either case entered into with a depository institution or trust company (acting as principal) described in clause (ii)(a) above;

            (iv) securities bearing interest or sold at a discount issued by any corporation incorporated under the laws of the United States of America or any state thereof that are rated in one of the two highest rating categories by Standard & Poor's Rating Services, a division of The McGraw-Hill Companies Inc., Moody's Investors Service, Inc. and Fitch IBCA Inc. at the time of such investment or contractual commitment providing for such investment; provided, however, that securities issued by any particular corporation will not be Permitted Investments to the extent that investments therein will cause the then outstanding principal amount of securities issued by such corporation and held as Permitted Investments to exceed 10% of the aggregate outstanding principal balances and amounts of all the Permitted Investments;


                                     Page 4
(page)

            (v) commercial paper (including both non-interest-bearing discount obligations and interest-bearing obligations payable on demand or on a specified date not more than one year after the date of issuance thereof) which are rated in one of the two highest rating categories by Standard & Poor's Rating Services, a division of The McGraw-Hill Companies Inc., Moody's Investors Service, Inc. and Fitch IBCA Inc. at the time of such investment;

            (vi) any other demand, money market or time deposit, obligation, security or investment as may be acceptable to each of Standard & Poor's Rating Services, a division of The McGraw-Hill Companies, Inc., Moody's Investors Service, Inc. and Fitch IBCA Inc.;

            (vii) any money market funds the collateral of which consists of obligations fully guaranteed by the United States of America or any agency or instrumentality of the United States of America the obligations of which are backed by the full faith and credit of
            the  United  States  of  America  (which  may  include   repurchase
            obligations secured by collateral described in clause (i)) and other securities and which money market funds are rated in one of the two highest rating categories by Standard & Poor's Rating Services, a division of The McGraw-Hill Companies Inc., Moody's Investors Service, Inc. and Fitch IBCA Inc.; and

            (viii) GMAC Variable Denomination Adjustable Rate Demand Notes constituting unsecured, senior debt obligations of General Motors Acceptance Corporation as outlined in the prospectus dated June 17, 1998 and rated by Moody's in its highest short-term rating category available and rated at least D-1 by Fitch;

provided, however, that no instrument or security shall be a Permitted Investment if such instrument or security evidences a right to receive only interest payments with respect to the obligations underlying such instrument or if such security provides for payment of both principal and interest with a yield to maturity in excess of 120% of the yield to maturity at par.

            Person: Any individual, corporation, partnership, joint venture, association, joint-stock company, limited liability company, trust, unincorporated organization or government or any agency or political subdivision thereof.

            Prepayment Interest Shortfall: The sum of the differences between interest actually received in a Due Period as a result of a full or partial prepayment or other unscheduled receipt of principal (including as a result of a liquidation) on each Mortgage Loan as to which such a payment is received and the interest portion of the Monthly Payment of such Mortgage Loan scheduled to be due at the applicable Mortgage Loan Remittance Rate; provided, however, Prepayment Interest Shortfalls shall not include Full Principal Prepayments received on or before the 15th day of the month in which a Remittance Date occurs which are remitted by the Servicer to the Owner on such Remittance Date.

            Primary  Mortgage   Insurance   Policy:   Each  primary  policy  of
mortgage insurance, or any replacement policy therefor obtained by the Servicer pursuant to Section 4.08.

            Prime  Rate:   The  prime  rate  of  U.S.  money  center  banks  as
published from time to time in
The Wall Street Journal.

            Principal Prepayment: Any payment or other recovery of principal on a Mortgage Loan, full or partial, which is received in advance of its scheduled Due Date, including any prepayment penalty or premium thereon and which is not accompanied by an amount of interest representing scheduled interest due on any date or dates in any month or months subsequent to the month of prepayment.

            Qualified Appraiser: An appraiser, duly appointed by the Servicer, who had no interest, direct or indirect in the Mortgaged Property or in any loan made on the security thereof, and whose compensation is not affected by the approval or disapproval of the Mortgage Loan, which appraiser and the appraisal made by such appraiser both satisfy the requirements of Title XI of FIRREA and the regulations promulgated thereunder, all as in effect on the date the Mortgage Loan was originated.


                                     Page 5
(page)

            Qualified Depository: (a) The Custodian or (b) a depository, the accounts of which are insured by the FDIC through the BIF or the SAIF and the short term debt ratings and the long term deposit ratings of which are rated in one of the two highest rating categories by Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies Inc., Moody's Investors Service, Inc., Fitch IBCA Duff & Phelps.

            Qualified Insurer: An insurance company duly qualified as such under the laws of the states in which the Mortgaged Properties are located, duly authorized and licensed in such states to transact the applicable insurance business and to write the insurance provided, approved as an insurer by Fannie Mae and Freddie Mac.

            REMIC: A "real estate mortgage investment conduit" within the meaning of Section 860D of the Code.

            REMIC Provisions: The provisions of the Federal income tax law relating to a REMIC, which appear at Section 860A through 860G of Subchapter M of Chapter 1, Subtitle A of the Code, and related provisions, and regulations, rulings or pronouncements promulgated thereunder, as the foregoing may be in effect from time to time.

            Remittance Date: The 18th day of any month, or if such 18th day is not a Business Day, the first Business Day immediately preceding such 18th day.

            REO  Disposition:  The  final  sale  by the  Servicer  of  any  REO
Property.

            REO Disposition Proceeds: Amounts received by the Servicer in connection with a related REO Disposition.

            REO Property: A Mortgaged Property acquired by the Servicer on behalf of the Owner as described in Section 4.13.

            SAIF: The Savings Association Insurance Fund, or any successor thereto.

            Servicer: GMAC Mortgage Corporation, or any of its successors in interest or any successor under this Agreement appointed as herein provided.

            Servicing Advances: All customary, reasonable and necessary "out of pocket" costs and expenses (including reasonable attorneys' fees and disbursements) incurred prior to, on and subsequent to the Effective Date in the performance by the Servicer of its servicing obligations relating to each Mortgage Loan, including, but not limited to, the cost of (a) the preservation, restoration and protection of the Mortgaged Property, (b) any enforcement, administrative or judicial proceedings, or any legal work or advice specifically related to servicing the Mortgage Loans, including but not limited to, foreclosures, bankruptcies, condemnations, drug seizures, elections, foreclosures by subordinate or superior lienholders, and other legal actions incidental to the servicing of the Mortgage Loans (provided that such expenses are reasonable and that the Servicer specifies the
Mortgage Loan(s) to which such expenses relate), (c) the management and liquidation of the Mortgaged Property if the Mortgaged Property is acquired in full or partial satisfaction of the Mortgage, (d) taxes, assessments, water rates, sewer rates and other charges which are or may become a lien upon the Mortgaged Property, and Primary Mortgage Insurance Policy premiums and fire and hazard insurance coverage and (e) compliance with the obligations under Section 4.08.

            Servicing  Fee:  With  respect to each  Mortgage  Loan,  the amount of the annual fee the Owner shall pay to the Servicer, which shall, for a period of one full month, be equal to one-twelfth of the product of (a) the applicable Servicing Fee Rate and (b) the outstanding principal balance of such Mortgage Loan. Such fee shall be payable monthly, computed on the basis of the same principal amount and period respecting which any related interest payment on a Mortgage Loan is computed. The obligation of the Owner to pay the Servicing Fee is limited to, and the Servicing Fee is payable solely from, the interest portion (not including recoveries of interest from Liquidation Proceeds or otherwise) of such Monthly Payment collected by the Servicer, or as otherwise provided under Section 4.05.

            Servicing Fee Rate: The Servicing Fee Rate shall be a rate per annum equal to 0.25%.


                                     Page 6
(page)

            Servicing File: The documents, records and other items pertaining to a particular Mortgage Loan, and any additional documents relating to such Mortgage Loan as are in, or as may from time to time come into, the Servicer's possession.

            Servicing Officer: Any officer of the Servicer involved in, or responsible for, the administration and servicing of the Mortgage Loans whose name appears on a list of servicing officers furnished by the Servicer to the Owner upon request, as such list may from time to time be amended.

            Stated Principal Balance: As to each Mortgage Loan as of any date of determination, (i) the principal balance of such Mortgage Loan after giving effect to payments of principal due, whether or not received, minus
(ii) all amounts previously distributed to the Owner with respect to the Mortgage Loan representing payments or recoveries of principal or advances in lieu thereof.

            Whole Loan Transfer: The sale or transfer of some or all of the ownership interest in the Mortgage Loans by the Owner to one or more third parties in whole loan or participation format, which third party may be Fannie Mae or Freddie Mac.

                                  ARTICLE II
                         SERVICING OF MORTGAGE LOANS;
                        POSSESSION OF SERVICING FILES;
                              BOOKS AND RECORDS;
                      DELIVERY OF MORTGAGE LOAN DOCUMENTS

            Section 2.01  Servicing of Mortgage Loans.

            From and after the Effective Date, the Servicer does hereby agree to service the Mortgage Loans, but subject to the terms of this Agreement. The rights of the Owner to receive payments with respect to the Mortgage Loans shall be as set forth in this Agreement.

            Section 2.02 Maintenance of Servicing Files.

            The Servicer shall maintain a Servicing File consisting of all documents necessary to service the Mortgage Loans. The possession of each Servicing File by the Servicer is for the sole purpose of servicing the Mortgage Loan, and such retention and possession by the Servicer is in a custodial capacity only. The Servicer acknowledges that the ownership of each Mortgage Loan, including the Note, the Mortgage, all other Mortgage Loan Documents and all rights, benefits, proceeds and obligations arising therefrom or in connection therewith, has been vested in the Owner. All rights arising out of the Mortgage Loans including, but not limited to, all funds received on or in connection with the Mortgage Loans and all records or documents with respect to the Mortgage Loans prepared by or which come into the possession of the Servicer shall be received and held by the Servicer in trust for the exclusive benefit of the Owner as the owner of the related Mortgage Loans. Any portion of the related Servicing Files retained by the Servicer shall be appropriately identified in the Servicer's computer system to clearly reflect the ownership of the related Mortgage Loans by the Owner. The Servicer shall release its custody of the contents of the related Servicing Files only in accordance with written instructions of the Owner, except when such release is required as incidental to the Servicer's servicing of the Mortgage Loans, such written instructions shall not be required.

            Section 2.03  Books and Records.

            The Servicer shall be responsible for maintaining, and shall maintain, a complete set of books and records for the Mortgage Loans which shall be appropriately identified in the Servicer's computer system to clearly reflect the ownership of the Mortgage Loan by the Owner. In particular, the Servicer shall maintain in its possession, available for inspection by the Owner, or its designee and shall deliver to the Owner upon demand, evidence of compliance with all federal, state and local laws, rules and regulations, and requirements of Fannie Mae or Freddie Mac, as applicable, including but not limited to documentation as to the method used in determining the applicability of the provisions of the Flood Disaster Protection Act of 1973, as amended, to the Mortgaged Property, documentation evidencing insurance coverage and eligibility of any condominium project for approval by Fannie Mae and periodic inspection reports as required by Section
4.13. To the extent that original documents are not required for purposes of realization of Liquidation Proceeds or Insurance Proceeds, documents maintained by the Servicer may be in the form of microfilm or microfiche or such other reliable means of recreating original documents, including but not limited to, optical imagery techniques so long as the Servicer complies with the requirements of the Fannie Mae Guide.


                                     Page 7
(page)

            The Servicer shall maintain with respect to each Mortgage Loan and shall make available for inspection by any Owner or its designee the related Servicing File (or copies thereof) upon reasonable request during the time the Owner retains ownership of a Mortgage Loan and thereafter in accordance with applicable laws and regulations.

            Section 2.04.  Transfer of Mortgage Loans.

            The Servicer shall keep at its servicing office books and records in which, subject to such reasonable regulations as it may prescribe from time to time, the Servicer shall note transfers of Mortgage Loans. No transfer of a Mortgage Loan may be made unless such transfer is in compliance with the terms hereof. For the purposes of this Agreement, the Servicer shall be under no obligation to deal with any person with respect to this Agreement or any Mortgage Loan unless a notice of the transfer of such Mortgage Loan has been delivered to the Servicer in accordance with this Section 2.04. The Owner may, subject to the terms of this Agreement, sell and transfer one or more of the Mortgage Loans in accordance with Sections 10.02 and 11.12, provided, however, that the transferee will not be deemed to be an Owner hereunder binding upon the Servicer unless such transferee shall agree in writing to be bound by the terms of this Agreement and an assignment and assumption of this Agreement reasonably acceptable to the Servicer. The Owner also shall advise the Servicer in writing of the transfer. Upon receipt of notice of the permitted transfer, the Servicer shall mark its books and records to reflect the ownership of the Mortgage Loans of such assignee, and shall release the previous Owner from its obligations hereunder with respect to the Mortgage Loans sold or transferred.

            Section 2.05  Delivery of Mortgage Loan Documents.

            The  Servicer  shall  forward  to the  Custodian  on  behalf of the
Owner original documents evidencing an assumption, modification, consolidation or extension of any Mortgage Loan entered into in accordance with Section 4.01 or 6.01 promptly after their execution; provided, however, that the Servicer shall provide the Custodian on behalf of the Owner with a certified true copy of any such document submitted for recordation promptly after its execution, and shall provide the original of any document submitted for recordation or a copy of such document certified by the appropriate public recording office to be a true and complete copy of the original within 180 days of its execution. If delivery is not completed within 180 days solely due to delays in making such delivery by reason of the fact that such documents shall not have been returned by the appropriate recording office, the Servicer shall continue to use its best efforts to effect delivery as soon as possible thereafter.

            From time to time the Servicer may have a need for Mortgage Loan Documents to be released by the Custodian. If the Servicer shall require any of the Mortgage Loan Documents, the Servicer shall notify the Custodian in writing of such request in the form of the request for release attached hereto as Exhibit D. The Custodian shall deliver to the Servicer promptly, and in no event later than within five (5) Business Days, any requested Mortgage Loan Document previously delivered to the Custodian, provided that such documentation is promptly returned to the Custodian when the Servicer no longer requires possession of the document, and provided that during the time that any such documentation is held by the Servicer, such possession is in trust for the benefit of the Owner.

            Section 2.06  Quality Control Procedures.

            The Servicer must have an internal quality control program that verifies, on a regular basis, the existence and accuracy of the legal documents, credit documents, property appraisals, and underwriting decisions. The program must be capable of evaluating and monitoring the overall quality of its servicing activities. The purpose of the program is to ensure that the Mortgage Loans are serviced in accordance with prudent mortgage banking practices and accounting principles; guard against dishonest, fraudulent, or negligent acts; and guard against errors and omissions by officers, employees, or other authorized persons.


                                     Page 8
(page)

                                  ARTICLE III

                        REPRESENTATIONS AND WARRANTIES
                                OF THE SERVICER

            The Servicer represents, warrants and covenants to the Owner that as of the Effective Date or as of such date specifically provided herein:

            (a) The Servicer is a validly existing corporation in good standing under the laws of the State of its organization and is qualified to transact business in, is in good standing under the laws of, and possesses all licenses necessary for the conduct of its business in, each state in which any Mortgaged Property is located or is otherwise exempt or not required under applicable law to effect such qualification or license and no demand for such qualification or license has been made upon the Servicer by any such state, and in any event the Servicer is in compliance with the laws of each such State to the extent necessary to ensure the enforceability of each Mortgage Loan and the servicing of the Mortgage Loans in accordance with the terms of this Agreement;

            (b) The Servicer has full power and authority to execute, deliver and perform, and to enter into and consummate all transactions contemplated by this Agreement and to conduct its business as presently conducted, has duly authorized the execution, delivery and performance of this Agreement, has duly executed and delivered this Agreement, and this Agreement constitutes a legal, valid and binding obligation of the Servicer, enforceable against it in accordance with its terms subject to bankruptcy laws and other similar laws of general application affecting rights of creditors and subject to the application of the rules of equity, including those respecting the availability of specific performance;

            (c) None of the execution and delivery of this Agreement, the consummation of the transactions contemplated thereby and hereby, or the fulfillment of or compliance with the terms and conditions of this Agreement will conflict with any of the terms, conditions or provisions of the Servicer's articles of incorporation or by-laws or materially conflict with or result in a material breach of any of the terms, conditions or provisions of any legal restriction or any agreement or instrument to which the Servicer is now a party or by which it is bound, or constitute a default or result in an acceleration under any of the foregoing, or result in the material violation of any law, rule, regulation, order, judgment or decree to which the Servicer or its property is subject;

            (d) There is no litigation pending or, to the Seller's knowledge, threatened with respect to the Servicer which is reasonably likely to have a material adverse effect on the execution, delivery or enforceability of this Agreement, or which is reasonably likely to have a material adverse effect on the financial condition of the Servicer;

            (e) No consent, approval, authorization or order of any court or governmental agency or body is required for the execution, delivery and performance by the Servicer of or compliance by the Servicer with this Agreement or the consummation of the transactions contemplated by this Agreement except for consents, approvals, authorizations and orders which have been obtained;

            (f) The collection and servicing practices used by the Servicer, with respect to each Mortgage Note and Mortgage have been in all material respects legal. With respect to escrow deposits and payments that the Servicer collects, all such payments are in the possession of, or under the control of, the Servicer, and there exist no deficiencies in connection therewith for which customary arrangements for repayment thereof have not been made. No escrow deposits or other charges or payments due under the Mortgage Note have been capitalized under any Mortgage or the related Mortgage Note;

            (g) The Servicer is in good standing to service mortgage loans for Fannie Mae and Freddie Mac and no event has occurred which would make the Servicer unable to comply with eligibility requirements or which would require notification to either Fannie Mae or Freddie Mac;

            (h) No written statement, report or other document furnished or to be furnished pursuant to the Agreement contains or will contain any statement that is or will be inaccurate or misleading in any material respect or omits to state a material fact required to be stated therein or necessary to make the information and statements therein not misleading;


                                     Page 9
(page)

            (i) No fraud or misrepresentation of a material fact with respect to the servicing of a Mortgage Loan has taken place on the part of the Servicer;

            (j) At the time Servicer commenced servicing the Mortgage Loans, either (i) each Mortgagor was properly notified with respect to Servicer's servicing of the related Mortgage Loan in accordance with the Cranston Gonzalez National Affordable Housing Act of 1990, as the same may be amended from time to time, and the regulations provided in accordance with the Real Estate Settlement Procedures Act or (ii) such notification was not required;

            (k)   At  the  time  Servicer  commenced   servicing  the  Mortgage
Loans, all applicable taxing authorities and insurance companies (including primary mortgage insurance policy insurers, if applicable) and/or agents were notified of the transfer of the servicing of the Mortgage Loans to Servicer, or its designee, and Servicer currently receives all related notices, tax bills and insurance statements. Additionally, any and all costs, fees and expenses associated with the Servicer's commencement of the servicing of the Mortgage Loans, including the costs of any insurer notifications, the transfer or implementation of tax service contracts, flood certification contracts, and any and all other servicing transfer-related costs and expenses have been paid for by the Servicer and will, in no event, be the responsibility of the Owner; and

            (l) The collection and servicing practices with respect to each Mortgage Note and Mortgage have been in all material respects legal. With respect to escrow deposits and payments that the Servicer collects, all such payments are in the possession of, or under the control of, the Servicer, and there exist no deficiencies in connection therewith for which customary arrangements for repayment thereof have not been made. No escrow deposits or other charges or payments due under the Mortgage Note have been capitalized under any Mortgage or the related Mortgage Note.

                                  ARTICLE IV
                ADMINISTRATION AND SERVICING OF MORTGAGE LOANS

            Section 4.01   Servicer to Act as Servicer.

            The Servicer,  as independent contract servicer,  shall service and administer the Mortgage Loans in accordance with this Agreement and with Accepted Servicing Practices (giving due consideration to the Owner's reliance on the Servicer), and shall have full power and authority, acting alone, to do or cause to be done any and all things in connection with such servicing and administration which the Servicer may deem necessary or desirable and consistent with the terms of this Agreement and with Accepted Servicing Practices and shall exercise the same care that it customarily employs for its own account. Except as set forth in this Agreement, the Servicer shall service the Mortgage Loans in accordance with Accepted Servicing Practices in compliance with the servicing provisions of the Fannie Mae Guide, which include, but are not limited to, provisions regarding the liquidation of Mortgage Loans, the collection of Mortgage Loan payments, the payment of taxes, insurance and other charges, the maintenance of hazard insurance with a Qualified Insurer, the maintenance of fidelity bond and errors and omissions insurance, inspections, the restoration of Mortgaged Property, the maintenance of Primary Mortgage Insurance Policies, insurance claims, and title insurance, management of REO Property, permitted withdrawals with respect to REO Property, liquidation reports, and reports of foreclosures and abandonments of Mortgaged Property, the transfer of Mortgaged Property, the release of Mortgage Loan Documents, annual statements, and examination of records and facilities. In the event of any conflict, inconsistency or discrepancy between any of the servicing provisions  of  this  Agreement  and  any of the  servicing  provisions  of the
Fannie Mae Guide, the provisions of this Agreement shall control and be binding upon the Owner and the Servicer. The Owner shall, upon reasonable request, deliver powers-of-attorney to the Servicer sufficient to allow the Servicer as servicer to execute all documentation requiring execution on behalf of Owner with respect to the servicing of the Mortgage Loans, including satisfactions, partial releases, modifications and foreclosure documentation or, in the alternative, shall as promptly as reasonably possible, execute and return such documentation to the Servicer.


                                    Page 10
(page)

            Consistent with the terms of this Agreement, the Servicer may waive, modify or vary any term of any Mortgage Loan or consent to the postponement of any such term or in any manner grant indulgence to any Mortgagor if in the Servicer's reasonable and prudent determination such waiver, modification, postponement or indulgence is not materially adverse to the Owner, provided, however, that unless the Servicer has obtained the prior written consent of the Owner, the Servicer shall not permit any modification with respect to any Mortgage Loan that would change the Mortgage Interest Rate, forgive the payment of principal or interest, reduce or increase the outstanding principal balance (except for actual payments of principal) or change the final maturity date on such Mortgage Loan. In the event of any such modification which has been agreed to in writing by the Owner and which permits the deferral of interest or principal payments on any Mortgage Loan, the Servicer shall, on the Business Day immediately preceding the related Remittance Date in any month in which any such principal or interest payment has been deferred, deposit in the Custodial Account from its own funds, in accordance with Section 4.04 and Section 5.03, the difference between (a) such month's principal and one month's interest at the related Mortgage Loan Remittance Rate on the unpaid principal balance of such Mortgage Loan and (b) the amount paid by the Mortgagor. The Servicer shall be entitled to reimbursement for such advances to the same extent as for all other advances pursuant to Section 4.05. Without limiting the generality of the foregoing, the Servicer shall continue, and is hereby authorized and empowered, to prepare, execute and deliver, all instruments of satisfaction or cancellation, or of partial or full release, discharge and all other comparable instruments, with respect to the Mortgage Loans and with respect to the Mortgaged Properties.

            The Servicer shall perform all of its servicing responsibilities hereunder or may, with the Owner's prior written approval, cause a subservicer to perform any such servicing responsibilities on its behalf, but the use by the Servicer of a subservicer shall not release the Servicer from any of its obligations hereunder and the Servicer shall remain responsible hereunder for all acts and omissions of each subservicer as fully as if such acts and omissions were those of the Servicer. Any such subservicer that the Owner shall be requested to consent to must be a Fannie Mae approved seller/servicer or a Freddie Mac seller/servicer in good standing and no event shall have occurred, including but not limited to, a change in insurance coverage, which would make it unable to comply with the eligibility requirements for lenders imposed by Fannie Mae or for seller/servicers by Freddie Mac, or which would require notification to Fannie Mae or Freddie Mac. The Servicer shall pay all fees and expenses of each subservicer from its own funds, and a subservicer's fee shall not exceed the Servicing Fee.

            At the cost and expense of the Servicer, without any right of reimbursement from the Custodial Account, the Servicer shall be entitled to terminate the rights and responsibilities of a subservicer and arrange, with the Owner's prior written approval, for any servicing responsibilities to be performed by a successor subservicer meeting the requirements in the preceding paragraph, provided, however, that nothing contained herein shall be deemed to prevent or prohibit the Servicer, at the Servicer's option, from electing to service the related Mortgage Loans itself. In the event that the Servicer's responsibilities and duties under this Agreement are terminated pursuant to Section 8.04, 9.01 or 10.01, and if requested to do so by the Owner, the Servicer shall at its own cost and expense terminate the rights and responsibilities of each subservicer effective as of the date of termination of the Servicer. The Servicer shall pay all fees, expenses or penalties necessary in order to terminate the rights and responsibilities of each subservicer from the Servicer's own funds without reimbursement from the Owner.

            Notwithstanding any of the provisions of this Agreement relating to agreements or arrangements between the Servicer and a subservicer or any reference herein to actions taken through a subservicer or otherwise, the Servicer shall not be relieved of its obligations to the Owner and shall be obligated to the same extent and under the same terms and conditions as if it alone were servicing and administering the Mortgage Loans. The Servicer shall be entitled to enter into an agreement with a subservicer for indemnification of the Servicer by the subservicer and nothing contained in this Agreement shall be deemed to limit or modify such indemnification.

            Any subservicing  agreement and any other  transactions or services relating to the Mortgage Loans involving a subservicer shall be deemed to be between such subservicer and Servicer alone, and the Owner shall have no obligations, duties or liabilities with respect to such Subservicer including no obligation, duty or liability of Owner to pay such subservicer's fees and expenses. For purposes of distributions and advances by the Servicer pursuant to this Agreement, the Servicer shall be deemed to have received a payment on a Mortgage Loan when a subservicer has received such payment.


                                    Page 11
(page)

            Section 4.02    Collection of Mortgage Loan Payments.

            Continuously  from the Effective  Date until the date each Mortgage
Loan ceases to be subject to this Agreement, the Servicer will proceed with reasonable diligence to collect all payments due under each Mortgage Loan when the same shall become due and payable and shall, to the extent such procedures shall be consistent with this Agreement and the terms and provisions of related Primary Mortgage Insurance Policy, follow such collection procedures as it follows with respect to mortgage loans comparable to the Mortgage Loans and held for its own account. Further, the Servicer will take reasonable care in ascertaining and estimating annual ground rents, taxes, assessments, water rates, fire and hazard insurance premiums, mortgage insurance premiums, and all other charges that, as provided in the Mortgage, will become due and payable to the end that the installments payable by the Mortgagors will be sufficient to pay such charges as and when they become due and payable.

            Section 4.03   Realization Upon Defaulted Mortgage Loans.

            The Servicer shall use its reasonable efforts, consistent with the procedures that the Servicer would use in servicing loans for its own account and the requirements of the Fannie Mae Guide, to foreclose upon or otherwise comparably convert the ownership of properties securing such of the Mortgage Loans as come into and continue in default and as to which no satisfactory arrangements can be made for collection of delinquent payments pursuant to Section 4.01. The Servicer shall use its reasonable efforts to realize upon defaulted Mortgage Loans in such manner as will maximize the receipt of principal and interest by the Owner, taking into account, among other things, the timing of foreclosure proceedings. The foregoing is subject to the provisions that, in any case in which Mortgaged Property shall have suffered damage, the Servicer shall not be required to expend its own funds toward the restoration of such property unless it shall determine in its discretion (i) that such restoration will increase the proceeds of liquidation of the related Mortgage Loan to the Owner after reimbursement to itself for such expenses, and (ii) that such expenses will be recoverable by the Servicer through Insurance Proceeds or Liquidation Proceeds from the related Mortgaged Property, as contemplated in Section 4.05. The Servicer shall notify the Owner in writing of the commencement of foreclosure proceedings. The Servicer shall be responsible for all costs and expenses incurred by it in any such proceedings or functions as Servicing Advances; provided, however, that it shall be entitled to reimbursement therefor from the related Mortgaged Property, as contemplated in Section 4.05. Notwithstanding anything to the contrary contained herein, in connection with a foreclosure or acceptance of a deed in lieu of foreclosure, in the event the Servicer has reasonable cause to believe that a Mortgaged Property is contaminated by hazardous or toxic substances or wastes, or if the Owner otherwise  requests an  environmental  inspection  or review of such  Mortgaged
Property, such an inspection or review is to be conducted by a qualified inspector. Upon completion of the inspection, the Servicer shall promptly provide the Owner with a written report of the environmental inspection. After reviewing the environmental inspection report, the Owner shall determine how the Servicer shall proceed with respect to the Mortgaged Property.

            Section 4.04 Establishment of Custodial Accounts; Deposits in Custodial Accounts.

            The Servicer shall segregate and hold all funds collected and received pursuant to each Mortgage Loan separate and apart from any of its own funds and general assets and shall establish and maintain one or more Custodial Accounts. Each Custodial Account shall be established with a Qualified Depository. To the extent such funds are not deposited in a Custodial Account, such funds may be invested in Permitted Investments for the benefit of the Owner (with any income earned thereon for the benefit of the Servicer). Funds deposited in the Custodial Account may be drawn on by the Servicer in accordance with Section 4.05. The creation of any Custodial Account shall be evidenced by a letter agreement in the form shown in Exhibit B hereto. The original of such letter agreement shall be furnished to the Owner upon request. The Servicer acknowledges and agrees that the Servicer shall bear any losses incurred with respect to Permitted Investments. The amount of any such losses shall be immediately deposited by the Servicer in the Custodial Account, as appropriate, out of the Servicer's own funds, with no right to reimbursement therefor.

            The Servicer shall deposit in a mortgage clearing account on a daily basis, and in the Custodial Account or Accounts no later than the second Business Day after receipt of funds and retain therein the following payments and collections:


                                    Page 12
(page)

            (i) all payments on account of principal, including Principal Prepayments, on the Mortgage Loans received after the Cut-off Date;

            (ii) all payments on account of interest on the Mortgage Loans adjusted to the related Mortgage Loan Remittance Rate received after the Cut-off Date;

            (iii) all  Liquidation   Proceeds  and  REO  Disposition   Proceeds
received after the Cut-off Date;

            (iv) any net amounts received by the Servicer after the Cut-off Date in connection with any REO Property pursuant to Section 4.13;

            (v) all Insurance Proceeds received after the Cut-off Date including amounts required to be deposited pursuant to Sections 4.08 and 4.10, other than proceeds to be held in the Escrow Account and applied to the restoration or repair of the Mortgaged Property or released to the Mortgagor in accordance with the Servicer's normal servicing procedures, the loan documents or applicable law;

            (vi) all Condemnation Proceeds affecting any Mortgaged Property received after the Cut-off Date other than proceeds to be held in the Escrow Account and applied to the restoration or repair of the Mortgaged Property or released to the Mortgagor in accordance with the Servicer's normal servicing procedures, the loan documents or applicable law;

            (vii) any Monthly Advances as provided in Section 5.03;

           (viii) any   amounts    received   after   the   Cut-off   Date  and
required to be deposited in the Custodial Account pursuant to 6.02; and

            (ix) with respect to each full or partial Principal Prepayment received after the Cut-off date, any Prepayment Interest Shortfalls, to the extent of the Servicer's aggregate Servicing Fee received with respect to the related Due Period.

            The foregoing requirements for deposit in the Custodial Account shall be exclusive, it being understood and agreed that, without limiting the generality of the foregoing, payments in the nature of late payment charges and assumption fees, to the extent permitted by Section 6.01, need not be deposited by the Servicer in the Custodial Account. Any interest paid on funds deposited in the Custodial Account by the Qualified Depository shall accrue to the benefit of the Servicer and the Servicer shall be entitled to retain and withdraw such interest from the Custodial Account pursuant to
Section 4.05(iv).

            Section 4.05  Permitted Withdrawals From the Custodial Account.

            The Servicer may, from time to time, make withdrawals from the Custodial Account for the following purposes:

            (i) to make payments to the Owner in the amounts and in the manner provided for in Section 5.01;

            (ii) to reimburse itself for Monthly Advances, the Servicer's right to reimburse itself pursuant to this subclause (ii) being limited to amounts received on the related Mortgage Loan which represent late collections (net of the related Servicing Fees) of principal and/or interest respecting which any such advance was made;

            (iii) to reimburse itself for unreimbursed Servicing Advances and unreimbursed Monthly Advances, the Servicer's right to reimburse itself pursuant to this subclause (iii) with respect to any Mortgage Loan being limited to Liquidation Proceeds, Condemnation Proceeds and Insurance Proceeds received after the Cut-off Date related to such Mortgage Loan;

            (iv) to pay to itself as servicing compensation (a) any interest earned on funds in the Custodial Account (all such interest to be withdrawn monthly not later than each Remittance Date) and (b) any payable Servicing Fee;


                                    Page 13
(page)

            (v)  to reimburse itself for any Nonrecoverable Advances:

            (vi)  to  transfer  funds  to  another   Qualified   Depository  in
accordance with Section 4.09 hereof;

            (vii) to remove funds inadvertently placed in the Custodial Account in error by the Servicer; and

            (viii) to clear and terminate the Custodial Account upon the termination of this Agreement.

            Section  4.06   Establishment  of  Escrow  Accounts;   Deposits  in
Escrow Accounts.

            The Servicer shall segregate and hold all funds collected and received pursuant to each Mortgage Loan which constitute Escrow Payments separate and apart from any of its own funds and general assets and shall establish and maintain one or more Escrow Accounts. Each Escrow Account shall be established with a Qualified Depository. To the extent such funds are not deposited in an Escrow Account, such funds may be invested in Permitted Investments. Funds deposited in an Escrow Account may be drawn on by the Servicer in accordance with Section 4.07. The creation of any Escrow Account shall be evidenced by a letter agreement in the form shown in Exhibit
C. The original of such letter agreement shall be furnished to the Owner upon request. The Servicer acknowledges and agrees that the Servicer shall bear any losses incurred with respect to Permitted Investments. The amount of any such losses shall be immediately deposited by the Servicer in the Escrow Account, as appropriate, out of the Servicer's own funds, with no right to reimbursement therefor.

            The Servicer shall deposit in a mortgage clearing account on a daily basis, and in the Escrow Account or Accounts no later than the second Business Day after receipt of funds and retain therein:

            (i) all Escrow Payments collected on account of the Mortgage Loans, for the purpose of effecting timely payment of any items as are required under the terms of this Agreement;

            (ii) all Insurance Proceeds which are to be applied to the restoration or repair of any Mortgaged Property; and

            (iii) all Servicing Advances for Mortgagors whose Escrow Payments are insufficient to cover escrow disbursements.

            The Servicer shall make withdrawals from an Escrow Account only to effect such payments as are required under this Agreement, and for such other purposes as shall be as set forth in and in accordance with Section
4.07. The Servicer shall be entitled to retain any interest paid on funds deposited in an Escrow Account by the Qualified Depository other than interest on escrowed funds required by law to be paid to the Mortgagor and, to the extent required by law, the Servicer shall pay interest on escrowed funds to the Mortgagor notwithstanding that the Escrow Account is non-interest bearing or that interest paid thereon is insufficient for such purposes.

            Section 4.07  Permitted Withdrawals From Escrow Account.

            Withdrawals from the Escrow Account may be made by the Servicer only:

            (i)   to  effect   timely   payments   of  ground   rents,   taxes,
assessments,   water  rates,  fire  and  hazard  insurance  premiums,   Primary
Mortgage Insurance Policy premiums, if applicable, and comparable items;

            (ii) to reimburse Servicer for any Servicing Advance made by Servicer with respect to a related Mortgage Loan but only from amounts received on the related Mortgage Loan which represent late payments or collections of Escrow Payments thereunder;

            (iii) to refund to the Mortgagor any funds as may be determined to be overages;

            (iv) for transfer to the Custodial Account in connection with an acquisition of REO Property;

            (v) for application to restoration or repair of the Mortgaged Property;


                                    Page 14
(page)

            (vi) to pay to the Servicer, or to the Mortgagor to the extent required by law, any interest paid on the funds deposited in the Escrow Account;

            (vii) to  pay  to  the   Mortgagors  or  other  parties   Insurance
Proceeds deposited in accordance with Section 4.06;

            (viii) to remove funds inadvertently placed in an Escrow Account in error by the Servicer; and

            (ix)  to  clear  and   terminate   the   Escrow   Account   on  the
termination of this Agreement.

            As part of its servicing duties, the Servicer shall pay to the Mortgagors interest on funds in an Escrow Account, to the extent required by law, and to the extent that interest earned on funds in the Escrow Account is insufficient, shall pay such interest from its own funds, without any reimbursement therefor.

            Section 4.08 Payment of Taxes, Insurance and Other Charges; Maintenance of Primary Mortgage Insurance Policies; Collections Thereunder.

            With respect to each Mortgage Loan, the Servicer shall maintain accurate records reflecting the status of ground rents, taxes, assessments, water rates and other charges which are or may become a lien upon the
Mortgaged Property and the status of Primary Mortgage Insurance Policy premiums and fire and hazard insurance coverage and shall obtain, from time to time, all bills for the payment of such charges, including renewal premiums and shall effect payment thereof prior to the applicable penalty or termination date and at a time appropriate for securing maximum discounts allowable, employing for such purpose deposits of the Mortgagor in the Escrow Account which shall have been estimated and accumulated by the Servicer in amounts sufficient for such purposes, as allowed under the terms of the Mortgage or applicable law. To the extent that the Mortgage does not provide for Escrow Payments, the Servicer shall determine that any such payments are made by the Mortgagor at the time they first become due. The Servicer assumes full responsibility for the timely payment of all such bills and shall effect timely payments of all such bills irrespective of the Mortgagor's faithful performance in the payment of same or the making of the Escrow Payments and shall make advances from its own funds to effect such payments.

            The  Servicer  will  maintain  in full  force  and  effect  Primary
Mortgage Insurance Policies issued by a Qualified Insurer with respect to each Mortgage Loan for which such coverage is herein required. Such coverage will be maintained until the ratio of the current outstanding principal balance of the related Mortgage Loan to the appraised value of the related Mortgaged Property, based on the most recent appraisal of the Mortgaged Property performed by a Qualified Appraiser, such appraisal to be included in the Servicing File, is reduced to 80.00% or less. The Servicer will not cancel or refuse to renew any Primary Mortgage Insurance Policy that is required to be kept in force under this Agreement unless a replacement Primary Mortgage Insurance Policy for such canceled or nonrenewed policy is obtained from and maintained with a Qualified Insurer. The Servicer shall not take any action which would result in noncoverage under any applicable Primary Mortgage Insurance Policy of any loss which, but for the actions of the Servicer would have been covered thereunder. In connection with any assumption or substitution agreement entered into or to be entered into pursuant to Section 6.01, the Servicer shall promptly notify the insurer under the related Primary Mortgage Insurance Policy, if any, of such assumption or substitution of liability in accordance with the terms of such policy and shall take all actions which may be required by such insurer as a condition to the continuation of coverage under the Primary Mortgage Insurance Policy. If such Primary Mortgage Insurance Policy is terminated as a result of such assumption or substitution of liability, the Servicer shall obtain a replacement Primary Mortgage Insurance Policy as provided above.

            In connection with its activities as servicer, the Servicer agrees to prepare and present, on behalf of itself and the Owner, claims to the insurer under any Private Mortgage Insurance Policy in a timely fashion in accordance with the terms of such Primary Mortgage Insurance Policy and, in this regard, to take such action as shall be necessary to permit recovery under any Primary Mortgage Insurance Policy respecting a defaulted Mortgage Loan. Pursuant to Section 4.04, any amounts collected by the Servicer under any Primary Mortgage Insurance Policy shall be deposited in the Custodial Account, subject to withdrawal pursuant to Section 4.05.

            Section 4.09  Transfer of Accounts.


                                    Page 15
(page)

            The Servicer may transfer the Custodial Account or the Escrow Account to a different Qualified Depository from time to time. The Servicer shall notify the Owner of any such transfer within 15 Business Days of transfer.

            Section 4.10  Maintenance of Hazard Insurance.

            The Servicer  shall cause to be  maintained  for each Mortgage Loan fire and hazard insurance with extended coverage as is customary in the area where the Mortgaged Property is located in an amount which is equal to the lesser of (i) the maximum insurable value of the improvements securing such Mortgage Loan or (ii) the greater of (a) the outstanding principal balance of the Mortgage Loan, and (b) the percentage such that the proceeds thereof shall be sufficient to prevent the Mortgagor and/or the Mortgagee from becoming a co-insurer. If the Mortgaged Property is in an area identified in the Federal Register by the Federal Emergency Management Agency as being a special flood hazard area that has federally-mandated flood insurance requirements, the Servicer will cause to be maintained a flood insurance policy meeting the requirements of the current guidelines of the Federal Insurance Administration with a generally acceptable insurance carrier, in an amount representing coverage not less than the least of (i) the outstanding principal balance of the Mortgage Loan, (ii) the maximum insurable value of the improvements securing such Mortgage Loan or (iii) the maximum amount of insurance which is available under the Flood Disaster Protection Act of 1973, as amended. The Servicer shall also maintain on the REO Property, fire and hazard insurance with extended coverage in an amount which is at least equal to the maximum insurable value of the improvements which are a part of such property, liability insurance and, to the extent required and available under the Flood Disaster Protection Act of 1973, as amended, flood insurance in an amount as provided above. Any amounts collected by the Servicer under any such policies other than amounts to be deposited in the Escrow Account and applied to the restoration or repair of the Mortgaged Property or REO
Property, or released to the Mortgagor in accordance with the Servicer's normal servicing procedures, shall be deposited in the Custodial Account, subject to withdrawal pursuant to Section 4.05. It is understood and agreed that no other additional insurance need be required by the Servicer or the
Mortgagor or maintained on property acquired in respect of the Mortgage Loans, other than pursuant to the Fannie Mae Guide or such applicable state or federal laws and regulations as shall at any time be in force and as shall require such additional insurance. All such policies shall be endorsed with standard mortgagee clauses with loss payable to the Servicer and its successors and/or assigns and shall provide for at least thirty days prior written notice of any cancellation, reduction in the amount or material change in coverage to the Servicer. The Servicer shall not interfere with the Mortgagor's freedom of choice in selecting either his insurance carrier or agent, provided, however, that the Servicer shall not accept any such insurance policies from insurance companies unless such companies currently reflect a General Policy Rating in Best's Key Rating Guide currently acceptable to Fannie Mae and are licensed to do business in the state wherein the property subject to the policy is located.

            Section 4.11 Adjustments to Mortgage Interest Rate and Monthly Payment.

            On each applicable Adjustment Date, the Mortgage Interest Rate shall be adjusted, in compliance with the requirements of the related Mortgage and Mortgage Note, to equal the sum of the Index plus the Margin
(rounded in accordance with the related Mortgage Note) subject to the applicable Periodic Rate Cap and Lifetime Rate Cap, as set forth in the Mortgage Note. The Servicer shall execute and deliver the notices required by each Mortgage and Mortgage Note and applicable laws and regulations regarding interest rate adjustments.

            Section 4.12  Fidelity Bond, Errors and Omissions Insurance.

            The Servicer shall maintain, at its own expense, a blanket fidelity bond and an errors and omissions insurance policy, with broad coverage with responsible companies on all officers, employees or other persons acting in any capacity with regard to the Mortgage Loans and who handle funds, money, documents and papers relating to the Mortgage Loans. The Fidelity Bond and errors and omissions insurance shall be in the form of the Mortgage Banker's Blanket Bond and shall protect and insure the Servicer against losses, including forgery, theft, embezzlement, fraud, errors and omissions and negligent acts of such persons. Such Fidelity Bond and errors and omissions insurance shall also protect and insure the Servicer against losses in connection with the failure to maintain any insurance policies required pursuant to this Agreement and the release or satisfaction of a Mortgage Loan without having obtained payment in full of the indebtedness secured thereby. No provision of this Section 4.12 requiring the Fidelity
Bond and errors and omissions insurance shall diminish or relieve the Servicer from its duties and obligations as set forth in this Agreement. The minimum coverage under any such Fidelity Bond and insurance policy shall be at least equal to the corresponding amounts required by Fannie Mae in the Fannie Mae Guide or by Freddie Mac in the Freddie Mac Guide. The Servicer shall, upon request of Owner, deliver to the Owner a certificate from the surety and the insurer as to the existence of the Fidelity Bond and errors and omissions insurance policy and shall obtain a statement from the surety and the insurer that such Fidelity Bond or insurance policy shall in no event be terminated or materially modified without thirty days prior written notice to the Owner. The Servicer shall notify the Owner within five Business Days of receipt of notice that such Fidelity Bond or insurance policy will be, or has been, materially modified or terminated. The Owner and its successors or assigns as their interests may appear must be named as loss payees on the Fidelity Bond and as additional insured on the errors and omissions policy.


                                    Page 16
(page)

            Section 4.13  Title, Management and Disposition of REO Property.

            In the event that title to any Mortgaged Property is acquired in foreclosure or by deed in lieu of foreclosure, the deed or certificate of sale shall be taken in the name of the Owner or its designee. Any such Person or Persons holding such title other than the Owner shall acknowledge in writing that such title is being held as nominee for the benefit of the Owner.

              The Servicer shall notify the Owner in accordance with prudent servicing practices of each acquisition of REO Property upon such acquisition, and thereafter assume the responsibility for marketing such REO Property in accordance with Accepted Servicing Practices. Thereafter, the Servicer shall continue to provide certain administrative services to the Owner relating to such REO Property as set forth in this Section 4.13. The REO Property must be sold within three years following the end of the calendar year of the date of acquisition, unless a REMIC election has been made with respect to the arrangement under which the Mortgage Loans and REO Property are held and (i) the Owner shall have been supplied with an Opinion of Counsel to the effect that the holding by the related trust of such Mortgaged Property subsequent to such three-year period (and specifying the period beyond such three-year period for which the Mortgaged Property may be held) will not result in the imposition of taxes on "prohibited transactions" of the related trust as defined in Section 860F of the Code, or cause the related REMIC to fail to qualify as a REMIC, in which case the related trust may continue to hold such Mortgaged Property (subject to any conditions contained in such Opinion of Counsel), or (ii) the Owner (at the Servicer's expense) or the Servicer shall have applied for, prior to the expiration of such three-year period, an extension of such three-year period in the manner contemplated by Section 856(e)(3) of the Code, in which case the three-year period shall be extended by the applicable period. If a period longer than three years is permitted under the foregoing sentence and is necessary to sell any REO Property, (i) the Servicer shall report monthly to the Owner as to progress being made in selling such REO Property and (ii) if, with the written consent of the Owner, a purchase money mortgage is taken in connection with such sale, such purchase money mortgage shall name the Servicer as mortgagee, and such purchase money mortgage shall not be held pursuant to this Agreement, but instead a separate participation agreement between the Servicer and Owner shall be entered into with respect to such purchase money mortgage.

              The Servicer shall not permit the creation of any "interests" (within the meaning of Section 860G of the Code) in any REMIC. The Servicer shall not enter into any arrangement by which a REMIC will receive a fee or other compensation for services nor permit a REMIC to receive any income from assets other than "qualified mortgages" as defined in Section 860G(a)(3) of the Code or "permitted investments" as defined in Section 860G(a)(5) of the Code.

              Notwithstanding any other provision of this Agreement, if a REMIC election has been made, no Mortgaged Property held by a REMIC shall be rented (or allowed to continue to be rented) or otherwise used for the production of income by or on behalf of the related trust or sold in such a manner or pursuant to any terms that would (i) cause such Mortgaged Property to fail to qualify at any time as "foreclosure property" within a meaning of
Section 860G(a)(8) of the Code, (ii) subject the related trust to the imposition of any federal or state income taxes on "net income from foreclosure property" with respect to such Mortgaged Property within the meaning of Section 860G(c) of the Code, or (iii) cause the sale of such Mortgaged Property to result in the receipt by the related trust or any income from non-permitted assets as described in Section 860F(a) (2)(B) of the Code, unless the Servicer has agreed to indemnify and hold harmless the related trust with respect to the imposition of any such taxes.

            The Servicer shall, either itself or through an agent selected by the Servicer, and in accordance with the Fannie Mae Guide, manage, conserve, protect and operate each REO Property in the same manner that it manages, conserves, protects and operates other foreclosed property for its own account, and in the same manner that similar property in the same locality as the REO Property is managed. Each REO Disposition shall be carried out by the Servicer at such price and upon such terms and conditions as the Servicer deems to be in the best interest of the Owner. The REO Disposition Proceeds from the sale of the REO Property shall be promptly deposited in the Custodial Account. As soon as practical thereafter, the expenses of such sale shall be paid and the Servicer shall reimburse itself for any related Servicing Advances, or Monthly Advances made pursuant to Section 5.03.


                                    Page 17
(page)

            The Servicer shall cause each REO Property to be inspected promptly upon the acquisition of title thereto and shall cause each REO Property to be inspected at least monthly thereafter or more frequently as may be required by the circumstances. The Servicer shall make or cause the inspector to make a written report of each such inspection. Such reports shall be retained in the Servicing File and copies thereof shall be forwarded by the Servicer to the Owner.

            Notwithstanding   anything  to  the  contrary  set  forth  in  this
Section 4.13, the parties hereto hereby agree that the Owner, at its option, shall be entitled to manage, conserve, protect and operate each REO Property for its own benefit (such option, an "REO Option"). In connection with the exercise of an REO Option, the prior two paragraphs and the related provisions of Section 4.03 and Section 4.04(iii) (such provisions, the "REO Marketing Provisions") shall be revised as follows. Following the acquisition of any Mortgaged Property, the Servicer shall submit a detailed invoice to the Owner for all related Servicing Advances and, upon exercising the REO Option, the Owner shall promptly reimburse the Servicer for such amounts. In the event the REO Option is exercised with respect to an REO Property, Section 4.04 (iii) shall not be applicable thereto. References made in Section 4.03 with respect to the reimbursement of Servicing Advances shall, for purposes of such REO Property, be deemed to be covered by this paragraph. The Owner acknowledges that, in the event it exercises an REO Option, with respect to the related REO Property, there shall be no breach by the Servicer based upon or arising out of the Servicer's failure to comply with the REO Marketing Provisions.

                                   ARTICLE V

                             PAYMENTS TO THE OWNER

            Section 5.01   Remittances.

            On each  Remittance  Date,  the  Servicer  shall remit to the Owner
(i) all amounts credited to the Custodial Account as of the close of business on the related preceding Determination Date, except (a) Partial Principal Prepayments received on or after the first day of the month in which the Remittance Date occurs shall be remitted to the Owner on the next following Remittance Date, (b) Full Principal Prepayments received on or before the 15th day of the month in which a Remittance Date occurs shall be remitted to the Owner on the Remittance Date of such month, and (c) Full Principal Prepayments received after the 15th day of the month shall be remitted to the Owner on the next following Remittance Date, each net of charges against or withdrawals from the Custodial Account pursuant to Section 4.05, plus, to the extent not already deposited in the Custodial Account, the sum of (ii) all Monthly Advances, if any, which the Servicer is obligated to distribute pursuant to Section 5.03 and (iii) all Prepayment Interest Shortfalls the Servicer is required to make up pursuant to Section 4.04, minus (iv) any amounts attributable to Monthly Payments collected after the Cut-off Date but due on a Due Date or Dates subsequent to the last day of the related Due Period, which amounts shall be remitted on the related Remittance Date next succeeding the Due Period for such amounts.

            With respect to any remittance received by the Owner after the Business Day on which such payment was due, the Servicer shall pay to the Owner interest on any such late payment at an annual rate equal to the Prime Rate, adjusted as of the date of each change, plus two percentage points, but in no event greater than the maximum amount permitted by applicable law. Such interest shall be deposited in the Custodial Account by the Servicer on the date such late payment is made and shall cover the period commencing with the day following such Business Day and ending with the Business Day on which such payment is made, both inclusive. Such interest shall be remitted along with the distribution payable on the next succeeding related Remittance Date. The payment by the Servicer of any such interest shall not be deemed an extension of time for payment or a waiver of any Event of Default by the Servicer.

            Section 5.02   Statements to the Owner.


                                    Page 18
(page)

            The Servicer shall furnish to the Owner an individual Mortgage Loan accounting report (a "Report"), as of the last Business Day of each month, in the Servicer's assigned loan number order to document Mortgage Loan payment activity on an individual Mortgage Loan basis. With respect to each month, such Report shall be received by the Owner (i) no later than the fifth Business Day of the following month of the related Remittance Date on a disk or tape or other computer-readable format, in such format as may be mutually agreed upon by both the Owner and the Servicer, and (ii) no later than the tenth Business Day of the following month of the related Remittance Date in hard copy, which Report shall contain the following:

            (i) with respect to each Monthly Payment, the amount of such remittance allocable to interest

            (ii)  the  amount  of  servicing   compensation   received  by  the
                  Servicer during the prior distribution period;

            (iii) the  aggregate  Stated  Principal  Balance  of  the  Mortgage
                  Loans;

            (iv) the number and aggregate outstanding principal balances of Mortgage Loans (a) delinquent (1) 30 to 59 days, (2) 60 to 89 days, (3) 90 days or more; (b) as to which foreclosure has commenced; and (c) as to which REO Property has been acquired; and

            (v) such other reports as may reasonably be required by the Owner.

            The Servicer shall also provide a trial balance, sorted in the Owner's assigned loan number order, and such other loan level scheduled-scheduled remittance information as described on Exhibit E, in electronic tape form, with each such Report.

            The Servicer shall prepare and file any and all information statements or other filings required to be delivered to any governmental taxing authority or to Owner pursuant to any applicable law with respect to the Mortgage Loans and the transactions contemplated hereby. In addition, the Servicer shall provide the Owner with such information concerning the Mortgage Loans as is necessary for the Owner to prepare its federal income tax return as the Owner may reasonably request from time to time.

            In addition, not more than 60 days after the end of each calendar year, the Servicer shall furnish to each Person who was an Owner at any time during such calendar year an annual statement in accordance with the requirements of applicable federal income tax law as to the aggregate of remittances of principal and interest for the applicable portion of such year.

            Section 5.03 Monthly Advances by the Servicer.

            Not later than the close of business on the Business Day preceding each Remittance Date, the Servicer shall deposit in the Custodial Account an amount equal to all payments not previously advanced by the Servicer, whether or not deferred pursuant to Section 4.01, of Monthly Payments, adjusted to the related Mortgage Loan Remittance Rate, which are delinquent at the close of business on the related Determination Date; provided, however, that the amount of any such deposit may be reduced by (i) the Amount Held for Future Distribution (as defined below) then on deposit in the Custodial Account, plus (ii) with respect to the initial Remittance Date, the Non-held Early Pay Amount (as defined below). Any portion of the Amount Held for Future Distribution used to pay Monthly Advances shall be replaced by the Servicer by deposit into the Custodial Account on any future Remittance Date to the extent that the funds that are available in the Custodial Account for remittance to the Owner on such Remittance Date are less than the amount of payments required to be made to the Owner on such Remittance Date.

            The "Amount Held for Future Distribution" as to any Remittance Date shall be the total of the amounts held in the Custodial Account at the close of business on the preceding Determination Date which were received after the Cut-off Date on account of (i) Liquidation Proceeds, Insurance Proceeds, and Partial Principal Prepayments received or made in the month of such Remittance Date, (ii) Full Principal Payments received after the 15th day of the month in the month of such Remittance Date, and (iii) payments which represent early receipt of scheduled payments of principal and interest due on a date or dates subsequent to the related Due Date. The "Non-held Early Pay Amount" shall be the total of the amounts on account of payments which represent early receipt of scheduled payments of principal and interest received on or prior to the Cut-off Date.


                                    Page 19
(page)

            The Servicer's obligation to make such Monthly Advances as to any Mortgage Loan will continue through the final disposition or liquidation of the Mortgaged Property, unless the Servicer deems such advance to be nonrecoverable from Liquidation Proceeds, REO Disposition Proceeds or Insurance Proceeds with respect to the applicable Mortgage Loan. In such latter event, the Servicer shall deliver to the Owner an Officer's Certificate of the Servicer to the effect that an officer of the Servicer has reviewed the related Servicing File and has obtained a recent appraisal and has made the reasonable determination that any additional advances are nonrecoverable from Liquidation or Insurance Proceeds with respect to the applicable Mortgage Loan.

            Section 5.04 Liquidation Reports.

            Upon the foreclosure sale of any Mortgaged Property or the acquisition thereof by the Owner pursuant to a deed-in-lieu of foreclosure, the Servicer shall submit to the Owner a liquidation report with respect to such Mortgaged Property in such form as the Servicer and the Owner shall agree. The Servicer shall also provide reports on the status of REO Property containing such information as Owner may reasonably require.

                                  ARTICLE VI

                         GENERAL SERVICING PROCEDURES

            Section 6.01   Assumption Agreements.

            The Servicer will, to the extent it has knowledge of any conveyance or prospective conveyance by any Mortgagor of a Mortgaged Property (whether by absolute conveyance or by contract of, sale, and whether or not the Mortgagor remains or is to remain liable under the Mortgage Note and/or the Mortgage), exercise its rights to accelerate the maturity of such Mortgage Loan under any "due-on-sale" clause to the extent permitted by law; provided, however, that the Servicer shall not exercise any such rights if prohibited by law or the terms of the Mortgage Note from doing so or if the exercise of such rights would impair or threaten to impair any recovery under the related Primary Mortgage Insurance Policy, if any. If the Servicer reasonably believes it is unable under applicable law to enforce such "due-on-sale" clause, the Servicer, with the approval of the Owner (such approval not to be unreasonably withheld), will enter into an assumption agreement with the person to whom the Mortgaged Property has been conveyed or is proposed to be conveyed, pursuant to which such person becomes liable under the Mortgage Note and, to the extent permitted by applicable state law, the Mortgagor remains liable thereon. Where an assumption is allowed pursuant to this Section 6.01, the Servicer, with the prior consent of the primary mortgage insurer, if any, is authorized to enter into a substitution of liability agreement with the person to whom the Mortgaged Property has been conveyed or is proposed to be conveyed pursuant to which the original mortgagor is released from liability and such Person is substituted as mortgagor and becomes liable under the related Mortgage Note. Any such substitution of liability agreement shall be in lieu of an assumption agreement.

            In connection with any such assumption or substitution of liability, the Servicer shall follow the underwriting practices and procedures of the Fannie Mae Guide. With respect to an assumption or substitution of liability, the Mortgage Interest Rate borne by the related Mortgage Note and the amount of the Monthly Payment may not be changed. The Servicer shall notify the Owner that any such substitution of liability or assumption agreement has been completed by forwarding to the Owner the original of any such substitution of liability or assumption agreement, which document shall be added to the related Mortgage Loan Documents and shall, for all purposes, be considered a part of such related mortgage file to the same extent as all other documents and instruments constituting a part thereof. All fees collected by the Servicer for entering into an assumption or substitution of liability agreement shall belong to the Servicer.

            Notwithstanding the foregoing paragraphs of this section or any other provision of this Agreement, the Servicer shall not be deemed to be in default, breach or any other violation of its obligations hereunder by reason of any assumption of a Mortgage Loan by operation of law or any assumption which the Servicer may be restricted by law from preventing, for any reason whatsoever. For purposes of this Section 6.01, the term "assumption" is deemed to also include a sale of the Mortgaged Property subject to the Mortgage that is not accompanied by an assumption or substitution of liability agreement.


                                    Page 20
(page)

            Section 6.02 Satisfaction of Mortgages and Release of Mortgage Loan Documents.

            Upon the payment in full of any Mortgage Loan, the Servicer will immediately notify the Custodian with a certification and request for release by a Servicing Officer, which certification shall include a statement to the effect that all amounts received in connection with such payment which are required to be deposited in the Custodial Account pursuant to Section 4.04 have been so deposited, and a request for delivery to the Servicer of the portion of the Mortgage Loan Documents held by the Custodian, and unless the related Mortgage Loans are the subject of a Pass-Through Transfer, such request is to be acknowledged by the Owner. Upon receipt of such certification and request, the Owner shall promptly release or cause the Custodian to promptly release the related Mortgage Loan Documents to the Servicer and the Servicer shall prepare and deliver for execution by the Owner or at the Owner's option execute under the authority of a power of attorney delivered to the Servicer by the Owner any satisfaction or release. No expense incurred in connection with any instrument of satisfaction or deed of reconveyance shall be chargeable to the Custodial Account.

            In the event the Servicer satisfies or releases a Mortgage without having obtained payment in full of the indebtedness secured by the Mortgage or should it otherwise prejudice any right the Owner may have under the mortgage instruments, the Servicer, upon written demand, shall remit within two Business Days to the Owner the then outstanding principal balance of the related Mortgage Loan by deposit thereof in the Custodial Account. The Servicer shall maintain the Fidelity Bond insuring the Servicer against any loss it may sustain with respect to any Mortgage Loan not satisfied in accordance with the procedures set forth herein.

            From time to time and as appropriate for the servicing or foreclosure of the Mortgage Loans, including for the purpose of collection under any Primary Mortgage Insurance Policy, upon request of the Servicer and delivery to the Custodian of a servicing receipt signed by a Servicing Officer (and unless the related Mortgage Loans are the subject of a Pass-Through Transfer, acknowledged by the Owner), the Custodian shall release the portion of the Mortgage Loan Documents held by the Custodian to the Servicer. Such servicing receipt shall obligate the Servicer to promptly return the related Mortgage Loan Documents to the Custodian, when the need therefor by the Servicer no longer exists, unless the Mortgage Loan has been liquidated and the Liquidation Proceeds relating to the Mortgage Loan have been deposited in the Custodial Account or such documents have been delivered to an attorney, or to a public trustee or other public official as required by law, for purposes of initiating or pursuing legal action or other proceedings for the foreclosure of the Mortgaged Property either judicially or non-judicially, and the Servicer has promptly delivered to the Owner or the Custodian a certificate of a Servicing Officer certifying as to the name and address of the Person to which such documents were delivered and the purpose or purposes of such delivery. Upon receipt of a certificate of a Servicing Officer stating that such Mortgage Loan was liquidated, the servicing receipt shall be released by the Owner or the Custodian, as applicable, to the Servicer.

            Section 6.03 Servicing Compensation.

            As compensation for its services hereunder, the Servicer shall be entitled to withdraw from the Custodial Account or to retain from interest payments on the Mortgage Loans the amounts provided for as the Servicer's Servicing Fee. Additional servicing compensation in the form of assumption fees, as provided in Section 6.01, late payment charges and other ancillary fees shall be retained by the Servicer to the extent not required to be deposited in the Custodial Account. The Servicer shall be required to pay all expenses incurred by it in connection with its servicing activities hereunder and shall not be entitled to reimbursement therefor except as specifically provided for.

            Section 6.04  Annual Statement as to Compliance.

            The  Servicer  will  deliver  to the Owner  not later  than 90 days following the end of each fiscal year of the Servicer, an Officers' Certificate stating, as to each signatory thereof, that (i) a review of the activities of the Servicer during the preceding calendar year and of performance under this Agreement has been made under such officers' supervision, and (ii) to the best of such officers' knowledge, based on such review, the Servicer has fulfilled all of its obligations under this Agreement throughout such year, or, if there has been a default in the fulfillment of any such obligation, specifying each such default known to such officers and the nature and status thereof except for such defaults as such Officers in their good faith judgment believe to be immaterial.


                                    Page 21
(page)

            Section 6.05 Annual Independent Certified Public Accountants' Servicing Report.

            Not later than 90 days  following  the end of each  fiscal  year of the Servicer, the Servicer at its expense shall cause a firm of independent public accountants which is a member of the American Institute of Certified
Public Accountants to furnish a statement to the Owner to the effect that such firm has examined certain documents and records relating to the Servicer's servicing of mortgage loans of the same type as the Mortgage Loans pursuant to servicing agreements substantially similar to this Agreement, which agreements may include this Agreement, and that, on the basis of such an examination, conducted substantially in accordance with the Uniform Single Attestation Program for Mortgage Bankers, such firm is of the opinion that the Servicer's servicing has been conducted in compliance with the agreements examined pursuant to this Section 6.05, except for (i) such exceptions as such firm shall believe to be immaterial, and (ii) such other exceptions as shall be set forth in such statement.

            Section 6.06  Owner's Right to Examine Servicer Records.

            The Owner shall have the right to examine and audit, at its expense, upon reasonable notice to the Servicer, during business hours or at such other times as might be reasonable under applicable circumstances, any and all of the books, records, documentation or other information of the Servicer, or held by another for the Servicer or on its behalf or otherwise, which relate to the performance or observance by the Servicer of the terms, covenants or conditions of this Agreement.

            The  Servicer  shall  provide  to the  Owner  and  any  supervisory agents  or  examiners  representing  a state  or  federal  governmental  agency having jurisdiction over the Owner, including but not limited to OTS, FDIC and other similar entities, access to any documentation regarding the Mortgage Loans in the possession of the Servicer which may be required by any applicable regulations. Such access shall be afforded without charge, upon reasonable request, during normal business hours and at the offices of the Servicer, and in accordance with the applicable federal government agency, FDIC, OTS, or any other similar regulations.

            Section 6.07  Compliance with REMIC Provisions.

            If a REMIC election has been made with respect to the arrangement under which the Mortgage Loans and REO Property are held, the Servicer shall not take any action, cause the REMIC to take any action or fail to take (or fail to cause to be taken) any action that, under the REMIC Provisions, if taken or not taken, as the case may be could (i) endanger the status of the REMIC as a REMIC or (ii) result in the imposition of a tax upon the REMIC (including but not limited to the tax on "prohibited transactions" as defined in Section 860F(a)(2) of the Code and the tax on "contribution" to a REMIC set forth in Section 860G(d) of the Code unless the Servicer has received an Opinion of Counsel (at the expense of the party seeking to take such actions) to the effect that the contemplated action will not endanger such REMIC status or result in the imposition of any such tax.

            Section 6.08  Non-solicitation.

            The  Servicer   shall  not  knowingly   conduct  any   solicitation
exclusively  targeted  to  the  Mortgagors  for  the  purpose  of  inducing  or encouraging the early prepayment or refinancing of the related Mortgage Loans. It is understood and agreed that promotions undertaken by the Servicer or any agent or affiliate of the Servicer which are directed to the general public at large, including, without limitation, mass mailings based on commercially acquired mailing lists, newspaper, radio and television advertisements shall not constitute solicitation under this section. Nothing contained herein shall prohibit the Servicer from (i) distributing to Mortgagors any general advertising including information brochures, coupon books, or other similar documentation which indicates services the Seller offers, including refinances or (ii) providing financing of home equity loans to Mortgagors at the Mortgagor's request.


                                    Page 22
(page)

                                  ARTICLE VII

                      REPORTS TO BE PREPARED BY SERVICER

                  Section  7.01   Servicer   Shall   Provide   Information   as
Reasonably Required.

            The Servicer shall furnish to the Owner upon request, during the term of this Agreement, such periodic, special or other reports or information, whether or not provided for herein, as shall be necessary, reasonable or appropriate with respect to the purposes of this Agreement. The Servicer may negotiate with the Owner for a reasonable fee for providing such report or information, unless (i) the Servicer is required to supply such report or information pursuant to any other section of this Agreement, or (ii) the report or information has been requested in connection with Internal Revenue Service, OTS, FDIC or other regulatory agency requirements. All such reports or information shall be provided by and in accordance with all reasonable instructions and directions given by the Owner. The Servicer agrees to execute and deliver all such instruments and take all such action as the Owner, from time to time, may reasonably request in order to effectuate the purpose and to carry out the terms of this Agreement.

                                 ARTICLE VIII

                                 THE SERVICER

            Section 8.01   Indemnification; Third Party Claims.

            The Servicer agrees to indemnify the Owner and hold it harmless from and against any and all claims, losses, damages, penalties, fines, forfeitures, legal fees and related costs, judgments, and any other costs, fees and expenses that the Owner may sustain in any way related to the failure of the Servicer to perform in any way its duties and service the Mortgage Loans in strict compliance with the terms of this Agreement and for breach of any representation or warranty of the Servicer contained herein. The Servicer shall immediately notify the Owner if a claim is made by a third party with respect to this Agreement or the Mortgage Loans, assume (with the consent of the Owner and with counsel reasonably satisfactory to the Owner) the defense of any such claim and pay all expenses in connection therewith, including counsel fees, and promptly pay, discharge and satisfy any judgment or decree which may be entered against it or the Owner in respect of such claim but failure to so notify the Owner shall not limit its obligations hereunder. The Servicer agrees that it will not enter into any settlement of any such claim without the consent of the Owner unless such settlement includes an unconditional release of the Owner from all liability that is the subject matter of such claim. The provisions of this Section 8.01 shall survive termination of this Agreement. In no event will either Purchaser or Seller be liable to the other party to this Agreement for incidental or consequential damages, including, without limitation, loss of profit or loss of business or business opportunity, regardless of the form of action whether in contract, tort or otherwise.

            Section 8.02   Merger or Consolidation of the Servicer.

            The Servicer will keep in full effect its existence, rights and franchises as a corporation under the laws of the state of its incorporation except as permitted herein, and will obtain and preserve its qualification to do business as a foreign corporation in each jurisdiction in which such qualification is or shall be necessary to protect the validity and enforceability of this Agreement or any of the Mortgage Loans and to perform its duties under this Agreement.

            Any Person into which the Servicer may be merged or consolidated, or any corporation resulting from any merger, conversion or consolidation to which the Servicer shall be a party, or any Person succeeding to the business of the Servicer whether or not related to loan servicing, shall be the successor of the Servicer hereunder, without the execution or filing of any paper or any further act on the part of any of the parties hereto, anything herein to the contrary notwithstanding; provided, however, that the successor or surviving Person shall be an institution (i) having a GAAP net worth of not less than $25,000,000, (ii) the deposits of which are insured by the FDIC, SAIF and/or BIF, or which is a HUD-approved mortgagee whose primary business is in origination and servicing of first lien mortgage loans, and
(iii) which is a Fannie Mae or Freddie Mac approved seller/servicer in good standing.


                                    Page 23
(page)

            Section 8.03  Limitation on Liability of the Servicer and Others.

            Neither the Servicer nor any of the officers, employees or agents of the Servicer shall be under any liability to the Owner for any action taken or for refraining from the taking of any action in good faith pursuant to this Agreement, or for errors in judgment made in good faith; provided, however, that this provision shall not protect the Servicer or any such person against any breach of warranties or representations made herein, or failure to perform in any way its obligations in compliance with any standard of care set forth in this Agreement, or any liability which would otherwise be imposed by reason of negligence or any breach of the terms and conditions of this Agreement. The Servicer and any officer, employee or agent of the Servicer may rely in good faith on any document of any kind prima facie properly executed and submitted by the Owner respecting any matters arising hereunder. The Servicer shall not be under any obligation to appear in, prosecute or defend any legal action which is not incidental to its duties to service the Mortgage Loans in accordance with this Agreement and which in its opinion may involve it in any expenses or liability; provided, however, that the Servicer may, with the consent of the Owner, which consent shall not be unreasonably withheld, undertake any such action which it may deem necessary or desirable with respect to this Agreement and the rights and duties of the parties hereto. In such event, the reasonable legal expenses and costs of such action and any liability resulting therefrom shall be expenses, costs and liabilities for which the Owner will be liable, and the Servicer shall be entitled to be reimbursed therefor from the Owner upon written demand.

            Section 8.04  Servicer Not to Resign.

            The Servicer shall not resign from the obligations and duties hereby imposed on it except by mutual consent of the Servicer and the Owner or upon the determination that its duties hereunder are no longer permissible under applicable law and such incapacity cannot be cured by the Servicer. Any such determination permitting the resignation of the Servicer shall be evidenced by an Opinion of Counsel to such effect delivered to the Owner which Opinion of Counsel shall be in form and substance acceptable to the Owner. No such resignation shall become effective until a successor shall have assumed the Servicer's responsibilities and obligations hereunder in the manner provided in Section 11.01.

            Section 8.05   No Transfer of Servicing.

            With respect to the retention of the Servicer to service the Mortgage Loans hereunder, the Servicer acknowledges that the Owner has acted in reliance upon the Servicer's independent status, the adequacy of its servicing facilities, plan, personnel, records and procedures, its integrity, reputation and financial standing and the continuance thereof. Without in any way limiting the generality of this section, the Servicer shall not either assign this Agreement or the servicing hereunder or delegate its rights or duties hereunder or any portion thereof, or sell or otherwise dispose of all or substantially all of its property or assets, without the prior written approval of the Owner, which approval shall not be unreasonably withheld; provided that the Servicer may assign the Agreement and the servicing hereunder without the consent of Owner to an affiliate of the Servicer to which all servicing of the Servicer is assigned so long as (i) such affiliate is a Fannie Mae and Freddie Mac approved servicer and (ii) if it is intended that such affiliate be spun off to the shareholders of the Servicer, such affiliate have a GAAP net worth of at least $10,000,000 and
(iii) such affiliate shall deliver to the Owner a certification pursuant to which such affiliate shall agree to be bound by the terms and conditions of this Agreement and shall certify that such affiliate is a Fannie Mae and Freddie Mac approved servicer in good standing.

                                  ARTICLE IX
                                   DEFAULT

            Section 9.01  Events of Default.

            In case one or more of the following Events of Default by the Servicer shall occur and be continuing, that is to say:

            (i) any failure by the Servicer to remit to the Owner any payment required to be made under the terms of this Agreement which continues unremedied for a period of three (3) Business Days after written notice thereof (it being understood that this subparagraph shall not affect Servicer's obligation pursuant to Section 5.01 to pay default interest on any remittance received by the Owner after the Business Day on which such payment was due); or


                                    Page 24
(page)

            (ii) any failure on the part of the Servicer duly to observe or perform in any material respect any other of the covenants or agreements on the part of the Servicer set forth in this Agreement, the breach of which has a material adverse effect and which continue unremedied for a period of sixty days (except that such number of days shall be fifteen in the case of a failure to pay any premium for any insurance policy required to be maintained under this Agreement and such failure shall be deemed to have a material adverse effect) after the date on which written notice of such failure, requiring the same to be remedied, shall have been given to the Servicer by the Owner; or

            (iii) a decree or order of a court or agency or supervisory authority having jurisdiction for the appointment of a conservator or receiver or liquidator in any insolvency, bankruptcy, readjustment of debt, marshaling of assets and liabilities or similar proceedings, or for the winding-up or liquidation of its affairs, shall have been entered against the Servicer and such decree or order shall have remained in force undischarged or unstayed for a period of sixty days; or

            (iv)  the  Servicer   shall  consent  to  the   appointment   of  a
conservator   or  receiver  or  liquidator  in  any   insolvency,   bankruptcy,
readjustment of debt, marshaling of assets and liabilities or similar proceedings of or relating to the Servicer or of or relating to all or substantially all of its property; or

            (v) the Servicer shall admit in writing its inability to pay its debts generally as they become due, file a petition to take advantage of any applicable insolvency or reorganization statute, make an assignment for the benefit of its creditors, or voluntarily suspend payment of its obligations; or

            (vi) the Servicer ceases to be approved by either Fannie Mae or Freddie Mac (to the extent such entities are then operating in a capacity similar to that in which they operate on the Closing Date) as a mortgage loan servicer for more than thirty days to the extent such entities perform similar functions; or

            (vii) the Servicer attempts to assign its right to servicing compensation hereunder or the Servicer attempts, without the consent of the Owner, to sell or otherwise dispose of all or substantially all of its property or assets or to assign this Agreement or the servicing responsibilities hereunder or to delegate its duties hereunder or any portion thereof except as otherwise permitted herein.

            then, and in each and every such case, so long as an Event of Default shall not have been remedied, the Owner, by notice in writing to the Servicer may, in addition to whatever rights the Owner may have under Section
8.01 and at law or equity to damages, including injunctive relief and specific performance, terminate all the rights and obligations of the
Servicer under this Agreement and in and to the Mortgage Loans and the proceeds thereof without compensating the Servicer for the same. On or after the receipt by the Servicer of such written notice, all authority and power of the Servicer under this Agreement, whether with respect to the Mortgage Loans or otherwise, shall pass to and be vested in the successor appointed pursuant to Section 11.01. Upon written request from the Owner, the Servicer shall prepare, execute and deliver, any and all documents and other instruments, place in such successor's possession all Servicing Files, and do or accomplish all other acts or things necessary or appropriate to effect the purposes of such notice of termination, whether to complete the transfer and endorsement or assignment of the Mortgage Loans and related documents, or otherwise, at the Servicer's sole expense. The Servicer agrees to cooperate with the Owner and such successor in effecting the termination of the Servicer's responsibilities and rights hereunder, including, without limitation, the transfer to such successor for administration by it of all cash amounts which shall at the time be credited by the Servicer to the Custodial Account or Escrow Account or thereafter received with respect to the Mortgage Loans or any REO Property.

            Section 9.02 Waiver of Defaults.

            The Owner may waive only by written notice any default by the Servicer in the performance of its obligations hereunder and its consequences. Upon any such waiver of a past default, such default shall cease to exist, and any Event of Default arising therefrom shall be deemed to have been remedied for every purpose of this Agreement. No such waiver shall extend to any subsequent or other default or impair any right consequent thereon except to the extent expressly so waived in writing.


                                    Page 25
(page)

                                   ARTICLE X

                                  TERMINATION

            Section 10.01  Termination.

            The respective obligations and responsibilities of the Servicer shall terminate upon: (i) the later of the final payment or other liquidation (or any advance with respect thereto) of the last Mortgage Loan or the disposition of all REO Property and the remittance of all funds due hereunder; or (ii) by mutual consent of the Servicer and the Owner in writing; or (iii) termination by the Owner pursuant to Section 9.01.
Simultaneously with any such termination and the transfer of servicing hereunder, the Servicer shall be entitled to be reimbursed for any outstanding Servicing Advances and Monthly Advances.

            Section 10.02 Removal of Mortgage Loans from  Inclusion  under this
            Agreement upon a Whole   Loan Transfer or a Pass-Through Transfer.

      The Servicer acknowledges and the Owner agrees that with respect to some or all of the Mortgage Loans, the Owner may effect either (1) one or more Whole Loan Transfers, or (2) one or more Pass-Through Transfers.

      The Servicer shall cooperate with the Owner in connection with any Whole Loan Transfer or Pass-Through Transfer contemplated by the Owner pursuant to this Section. In connection therewith, and without limitation, the Owner shall deliver any reconstitution agreement or other document related to the Whole Loan Transfer or Pass-Through Transfer to the Servicer at least 15 days prior to such transfer (or 30 days if such transfer is to take place in March, June, September or December) and the Servicer shall execute any such reconstitution agreement which contains provisions substantially similar to those herein or otherwise reasonably acceptable to the Owner and the Servicer and which restates the representations and warranties contained in Article III as of the date of transfer (except to the extent any such representation or warranty is not accurate on such date).

      With respect to each Whole Loan Transfer or Pass-Through Transfer, as the case may be, effected by the Owner, Owner (i) shall reimburse Servicer for all reasonable out-of-pocket third party costs and expenses related thereto and (ii) shall pay Servicer a reasonable amount representing time and effort expended by Servicer related thereto (which amount shall be reasonably agreed upon by Servicer and Owner prior to the expenditure of such time and effort); provided, however, that for each Whole Loan Transfer and/or Pass-Through Transfer, the sum of such amounts described in subsections (i) and (ii) above shall in no event exceed $5,000. For purposes of this paragraph, all Whole Loan Transfers and/or Pass-Through Transfers made to the same entity within the same accounting cycle shall be considered one Whole Loan Transfer or Pass-Through Transfer.

      All Mortgage Loans not sold or transferred pursuant to a Whole Loan Transfer or Pass-Through Transfer shall be subject to this Agreement and shall continue to be serviced in accordance with the terms of this Agreement and with respect thereto this Agreement shall remain in full force and effect.

                                  ARTICLE XI

                           MISCELLANEOUS PROVISIONS

            Section 11.01  Successor to the Servicer.

            Prior to termination of the Servicer's responsibilities and duties under this Agreement pursuant to Sections 8.04, 9.01 or 10.01(ii), the Owner shall (i) succeed to and assume all of the Servicer's responsibilities, rights, duties and obligations under this Agreement, or (ii) appoint a successor having the characteristics set forth in Section 8.02 hereof and which shall succeed to all rights and assume all of the responsibilities, duties and liabilities of the Servicer under this Agreement prior to the termination of the Servicer's responsibilities, duties and liabilities under this Agreement. In connection with such appointment and assumption, the Owner may make such arrangements for the compensation of such successor out of payments on Mortgage Loans as the Owner and such successor shall agree. In the event that the Servicer's duties, responsibilities and liabilities under this Agreement should be terminated pursuant to the aforementioned sections, the Servicer shall discharge such duties and responsibilities during the period from the date it acquires knowledge of such termination until the effective date thereof with the same degree of diligence and prudence which it is obligated to exercise under this Agreement, and shall take no action whatsoever that might impair or prejudice the rights or financial condition of its successor. The resignation or removal of the Servicer pursuant to the aforementioned sections shall not become effective until a successor shall be appointed pursuant to this section and shall in no event relieve the Servicer of the representations and warranties made pursuant to Article III and the remedies available to the Owner under Section 8.01, it being understood and agreed that the provisions of such Article III and Section 8.01 shall be applicable to the Servicer notwithstanding any such resignation or termination of the Servicer, or the termination of this Agreement.


                                    Page 26
(page)

            Any successor appointed as provided herein shall execute, acknowledge and deliver to the Servicer and to the Owner an instrument accepting such appointment, whereupon such successor shall become fully vested with all the rights, powers, duties, responsibilities, obligations and liabilities of the Servicer, with like effect as if originally named as a party to this Agreement. Any termination or resignation of the Servicer or this Agreement pursuant to Section 8.04, 9.01 or 10.01 shall not affect any claims that the Owner may have against the Servicer arising prior to any such termination or resignation.

            The Servicer shall  promptly  deliver to the successor the funds in the Custodial Account and the Escrow Account and the Servicing Files and related documents and statements held by it hereunder and the Servicer shall account for all funds. The Servicer shall execute and deliver such instruments and do such other things all as may reasonably be required to more fully and definitely vest and confirm in the successor all such rights, powers, duties, responsibilities, obligations and liabilities of the Servicer. The successor shall make such arrangements as it may deem appropriate to reimburse the Servicer for unrecovered Servicing Advances which the successor retains hereunder and which would otherwise have been recovered by the Servicer pursuant to this Agreement but for the appointment of the successor servicer.

            Upon  a  successor's   acceptance  of   appointment  as  such,  the
Servicer shall notify the Owner of such appointment.

            Section 11.02  Amendment.

            This Agreement may be amended from time to time by the Servicer and the Owner by written agreement signed by the Servicer and the Owner.

            Section 11.03  Recordation of Agreement.

            To the extent permitted by applicable law, this Agreement is subject to recordation in all appropriate public offices for real property records in all the counties or other comparable jurisdictions in which any of all the properties subject to the Mortgages are situated, and in any other appropriate public recording office or elsewhere, such recordation to be effected by the Owner at the Owner's expense on direction of the Owner accompanied by an opinion of counsel to the effect that such recordation materially and beneficially affects the interest of the Owner or is necessary for the administration or servicing the Mortgage Loans.

            Section 11.04  Governing Law.

            THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS OF THE STATE OF NEW YORK WITHOUT GIVING EFFECT TO PRINCIPLES OF CONFLICTS OF LAWS. THE OBLIGATIONS, RIGHTS AND REMEDIES OF THE PARTIES HEREUNDER SHALL BE DETERMINED IN ACCORDANCE WITH SUCH LAWS.

            Section 11.05  Notices.

            Any demands, notices or other communications permitted or required hereunder shall be in writing and shall be deemed conclusively to have been given if personally delivered at or mailed by registered mail, postage prepaid, and return receipt requested or transmitted by telecopier and confirmed by a similar mailed writing, as follows:


                                    Page 27
(page)

(i)         if to the Servicer:

            500 Enterprise Road
            Horsham, Pennsylvania 19044
            Attention: Mr. Frank Ruhl
            Telecopier No.: (215) 682-3396

(ii)        if to the Owner:

            Mac Arthur Ridge II,
            909 Hidden Ridge Drive, Suite 200
            Irving, Texas 75038
            Attention:  Mr. Edward Raice
            Telecopier No.:  (972) 444-2810

or such other address as may hereafter be furnished to the other party by like notice. Any such demand, notice, or communication hereunder shall be deemed to have been received on the date delivered to or received at the premises of the address (as evidenced, in the case of registered or certified mail, by the date noted on the return receipt).

            Section 11.06  Severability of Provisions.

            Any part, provision, representation or warranty of this Agreement which is prohibited or which is held to be void or unenforceable shall be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof. Any part, provision, representation or warranty of this Agreement which is prohibited or unenforceable or is held to be void or unenforceable in any jurisdiction shall be ineffective, as to such jurisdiction, to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction as to any Mortgage Loan shall not invalidate or render unenforceable such provision in any other jurisdiction. To the extent permitted by applicable law, the parties hereto waive any provision of law which prohibits or renders void or unenforceable any provision hereof. If the invalidity of any part, provision, representation or warranty of this Agreement shall deprive any party of the economic benefit intended to be conferred by this Agreement, the parties shall negotiate, in good faith, to develop a structure the economic effect of which is nearly as possible the same as the economic effect of this Agreement without regard to such invalidity.

            Section 11.07  Exhibits.

            The exhibits to this Agreement are hereby incorporated and made a part hereof and are an integral part of this Agreement.

            Section 11.08  General Interpretive Principles.

            For purposes of this Agreement, except as otherwise expressly provided or unless the context otherwise requires:

            (i) the terms defined in this Agreement have the meanings assigned to them in this Agreement and include the plural as well as the singular, and the use of any gender herein shall be deemed to include the other gender;

            (ii) accounting terms not otherwise defined herein have the meanings assigned to them in accordance with generally accepted accounting principles;

            (iii) references herein to "Articles," "Sections," "Subsections," "Paragraphs," and other subdivisions without reference to a document are to designated Articles, Sections, Subsections, Paragraphs and other subdivisions of this Agreement;


                                    Page 28
(page)

            (iv)  a reference to a Subsection  without  further  reference to a
Section is a reference to such Subsection as contained in the same Section in which the reference appears, and this rule shall also apply to Paragraphs and other subdivisions;

            (v) the words "herein," "hereof," "hereunder" and other words of similar import refer to this Agreement as a whole and not to any particular provision; and

            (vi)  the  term  "include"  or   "including"   shall  mean  without
limitation by reason of enumeration.

            Section 11.09  Reproduction of Documents.

            This Agreement and all documents relating hereto, including, without limitation, (i) consents, waivers and modifications which may hereafter be executed, (ii) documents received by any party at the closing, and (iii) financial statements, certificates and other information previously or hereafter furnished, may be reproduced by any photographic, photostatic, microfilm, micro-card, miniature photographic or other similar process. The parties agree that any such reproduction shall be admissible in evidence as the original itself in any judicial or administrative proceeding, whether or not the original is in existence and whether or not such reproduction was made by a party in the regular course of business, and that any enlargement, facsimile or further reproduction of such reproduction shall likewise be admissible in evidence.

            Section 11.10  Confidentiality of Information.

            Each party recognizes that, in connection with this Agreement, it may become privy to non-public information regarding the financial condition, operations and prospects of the other party. Except as required to be disclosed by law, each party agrees to keep all non-public information regarding the other party strictly confidential, and to use all such information solely in order to effectuate the purpose of this Agreement.

            Section 11.11  Recordation of Assignments of Mortgage.

            To the extent permitted by applicable law, each of the Assignments of Mortgage is subject to recordation in all appropriate public offices for real property records in all the counties or other comparable jurisdictions in which any or all of the Mortgaged Properties are situated, and in any other appropriate public recording office or elsewhere, such recordation to be effected by the Servicer at the Owner's expense.

            Section 11.12  Assignment by the Owner.

            The Owner shall have the right, without the consent of the Servicer hereof, to assign, in whole or in part, its interest under this Agreement with respect to some or all of the Mortgage Loans, and designate any person to exercise any rights of the Owner hereunder, by executing an assignment and assumption agreement reasonably acceptable to the Servicer and the assignee or designee shall accede to the rights and obligations hereunder of the Owner with respect to such Mortgage Loans. In no event shall Owner sell a partial interest in any Mortgage Loan. All references to the Owner in this Agreement shall be deemed to include its assignees or designees. It is understood and agreed between the Owners and the Servicer that no more than five (5) Persons shall have the right of owner under this Agreement at any one time.

            Section 11.13  No Partnership.

            Nothing herein contained shall be deemed or construed to create a co-partnership or joint venture between the parties hereto and the services of the Servicer shall be rendered as an independent contractor and not as agent for Owner.

            Section 11.14  Execution; Successors and Assigns.

            This Agreement may be executed in one or more counterparts and by the different parties hereto on separate counterparts, each of which, when so executed, shall be deemed to be an original; such counterparts, together, shall constitute one and the same agreement. Subject to Section 8.04, this Agreement shall inure to the benefit of and be binding upon the Servicer and the Owner and their respective successors and assigns.


                                    Page 29
(page)

            Section 11.15  Entire Agreement.

            Each of the Servicer and the Owner acknowledge that no representations, agreements or promises were made to it by the other party or any of its employees other than those representations, agreements or promises specifically contained herein. This Agreement sets forth the entire understanding between the parties hereto and shall be binding upon all successors of both parties.


                                    Page 30
(page)

            IN WITNESS WHEREOF, the Servicer and the Owner have caused their names to be signed hereto by their respective officers thereunto duly authorized as of the date and year first above written.

                              GMAC MORTGAGE CORPORATION
                              Servicer

                              By: ________________________________________
                                   Name:
                                   Title:


                              EMC MORTGAGE CORPORATION
                              Owner

                              By: ________________________________________


(page)

                                   EXHIBIT A

                            MORTGAGE LOAN SCHEDULE


(page)

                                   EXHIBIT B

                      CUSTODIAL ACCOUNT LETTER AGREEMENT
                                    (date)

To:______________________
   ______________________
   ______________________
    (the "Depository")

            As "Servicer" under the Servicing Agreement, dated as of , (the "Agreement"), we hereby authorize and request you to establish an account, as a Custodial Account pursuant to Section 4.04 of the Agreement, to be designated as "[Servicer] Custodial Account, in trust for [Owner], Owner of Whole Loan Mortgages, and various Mortgagors." All deposits in the account shall be subject to withdrawal therefrom by order signed by the Servicer. You may refuse any deposit which would result in violation of the requirement that the account be fully insured as described below. This letter is submitted to you in duplicate. Please execute and return one original to us.

                             By:____________________
                             Name:__________________
                             Title:_________________

            The undersigned,  as "Depository",  hereby certifies that the above described account has been established under Account Number __________, at the office of the depository indicated above, and agrees to honor withdrawals on such account as provided above. The full amount deposited at any time in the account will be insured up to applicable limits by the Federal Deposit
Insurance Corporation through the Bank Insurance Fund or the Savings Association Insurance Fund or will be invested in Permitted Investments as defined in the Agreement.

                             [            ]
                             (name of Depository)
                             By:____________________
                             Name:__________________
                             Title:_________________


(page)

                                   EXHIBIT C

                        ESCROW ACCOUNT LETTER AGREEMENT

                                    (date)

To:______________________
   ______________________
   ______________________
    (the "Depository")

            As   "Servicer"   under   the   Servicing   Agreement,   dated   as
of      (the       "Agreement"),       we      hereby       authorize       and
request you to establish an account,  as an Escrow Account  pursuant to Section
4.06 of the Agreement, to be designated as "[Servicer] Escrow Account, in trust for [Owner], Owner of Whole Loan Mortgages, and various Mortgagors." All deposits in the account shall be subject to withdrawal therefrom by order signed by the Servicer. You may refuse any deposit which would result in violation of the requirement that the account be fully insured as described below. This letter is submitted to you in duplicate. Please execute and return one original to us.

                             By:____________________
                             Name:__________________
                             Title:_________________

            The undersigned,  as "Depository",  hereby certifies that the above described account has been established under Account Number __________, at the office of the depository indicated above, and agrees to honor withdrawals on such account as provided above. The full amount deposited at any time in the account will be insured up to applicable limits by the Federal Deposit
Insurance Corporation through the Bank Insurance Fund or the Savings Association Insurance Fund or will be invested in Permitted Investments as defined in the Agreement.

                             [                  ]
                             (name of Depository)
                             By:____________________
                             Name:__________________
                             Title:_________________


(page)

                                   EXHIBIT D

                              REQUEST FOR RELEASE


(page)

                                   EXHIBIT E

                        LOAN LEVEL SCHEDULED-SCHEDULED
                            REMITTANCE TAPE LAYOUT






               MORTGAGE LOAN PURCHASE, SALE & SERVICING AGREEMENT

                           dated as of March 30, 2006

                                    between

                            EMC MORTGAGE CORPORATION

                                   Purchaser

                                      and

                            PHH MORTGAGE CORPORATION

                                      and

                   BISHOP'S GATE RESIDENTIAL MORTGAGE TRUST,

                                    Sellers

(page)

                               TABLE OF CONTENTS

                                                                            Page

                                   ARTICLE I

                                  DEFINITIONS

Section 1.01      Defined Terms................................................2

                                  ARTICLE II

                     SALE AND CONVEYANCE OF MORTGAGE LOANS;
                    POSSESSION OF MORTGAGE FILES; BOOKS AND
                  RECORDS; DELIVERY OF MORTGAGE LOAN DOCUMENTS

Section 2.01      Sale and Conveyance of Mortgage Loans.......................18
Section 2.02      Delivery of Documents, Possession of Mortgage
                      Files...................................................20
Section 2.03      Books and Records...........................................21
Section 2.04      Defective Documents; Delivery of Mortgage Loan
                      Documents...............................................21
Section 2.05      Transfer of Mortgage Loans..................................22

                                  ARTICLE III

                  REPRESENTATIONS, WARRANTIES AND COVENANTS OF
                   THE SELLER; REPURCHASE; REVIEW OF MORTGAGE
                                     LOANS

Section 3.01      Representations and Warranties of each Seller...............24
Section 3.02      Representations and Warranties of the Servicer..............26
Section 3.03      Representations and Warranties as to Individual
                      Mortgage Loans..........................................28
Section 3.04      Repurchase..................................................39
Section 3.05      Additional Covenants of Seller and Servicer.................40

                                  ARTICLE IV

                     REPRESENTATIONS AND WARRANTIES OF THE
                 PURCHASER AND CONDITIONS PRECEDENT TO FUNDING

Section 4.01      Representations and Warranties of Purchaser.................42
Section 4.02      Conditions Precedent to Closing.............................44
(page)

                                   ARTICLE V

                 ADMINISTRATION AND SERVICING OF MORTGAGE LOANS

Section 5.01      PHH Mortgage to Act as Servicer; Servicing
                      Standards; Additional Documents; Consent of
                      the Purchaser...........................................45
Section 5.02      Collection of Mortgage Loan Payments........................47
Section 5.03      Reports for Foreclosure Sales...............................48
Section 5.04      Establishment of Custodial Account; Deposits in
                      Custodial Account.......................................48
Section 5.05      Permitted Withdrawals from the Custodial Account............49
Section 5.06      Payment of Taxes, Insurance and Other Charges;
                      Maintenance of Primary Insurance Policies;
                      Collections Thereunder..................................50
Section 5.07      Transfer of Accounts........................................51
Section 5.08      Maintenance of Hazard Insurance.............................51
Section 5.09      Maintenance of Mortgage Impairment Insurance
                      Policy..................................................53
Section 5.10      Fidelity Bond; Errors and Omissions Insurance...............53
Section 5.11      Management of REO Properties................................54
Section 5.12      Sale of Specially Serviced Mortgage Loans and REO
                      Properties..............................................55
Section 5.13      Realization Upon Specially Serviced Mortgage Loans
                      and REO Properties......................................56
Section 5.14      Investment of Funds in the Custodial Account................58
Section 5.15      Pledged Asset Mortgage Loans................................59

                                  ARTICLE VI

                         REPORTS; REMITTANCES; ADVANCES

Section 6.01      Remittances.................................................62
Section 6.02      Reporting...................................................63
Section 6.03      Monthly Advances by the Servicer............................64
Section 6.04      Non-recoverable Advances....................................64
Section 6.05      Officer's Certificate.......................................64

ARTICLE VII

                      GENERAL SERVICING PROCEDURE

Section 7.01      Enforcement of Due-on-Sale Clauses, Assumption
                      Agreements..............................................65
Section 7.02      Satisfaction of Mortgages and Release of Mortgage
                      Files...................................................66
Section 7.03      Servicing Compensation......................................66
Section 7.04      [RESERVED]..................................................67
Section 7.05      [RESERVED]..................................................67
Section 7.06      Purchaser's Right to Examine Servicer Records...............67
(page)

                                 ARTICLE VIII

                             ACCESS TO THE SERVICER

Section 8.01      Access to the Servicer......................................67

                                  ARTICLE IX

                                  THE SELLERS

Section 9.01      Indemnification; Third Party Claims.........................68
Section 9.02      Merger or Consolidation of the Seller.......................69
Section 9.03      Limitation on Liability of the Sellers and Others...........69
Section 9.04      Servicer Not to Resign......................................70

                                   ARTICLE X

                                    DEFAULT

Section 10.01     Events of Default...........................................70

                                  ARTICLE XI

                                  TERMINATION

Section 11.01     Term and Termination of Servicing...........................72
Section 11.02     Survival....................................................73

                                  ARTICLE XII

                               GENERAL PROVISIONS

Section 12.01     Successor to the Servicer...................................73
Section 12.02     Governing Law...............................................74
Section 12.03     Joint and Several Liability.................................74
Section 12.04     Notices.....................................................74
Section 12.05     Severability of Provisions..................................74
Section 12.06     Schedules and Exhibits......................................75
Section 12.07     General Interpretive Principles.............................75
Section 12.08     Waivers and Amendments, Noncontractual Remedies;
                      Preservation of Remedies................................75
Section 12.09     Captions....................................................76
Section 12.10     Counterparts; Effectiveness.................................76
Section 12.11     Entire Agreement; Amendment.................................76
Section 12.12     Further Assurances..........................................76
Section 12.13     Intention of the Seller.....................................76
Section 12.14     Reserved....................................................77
Section 12.15     Monthly Reporting with Respect to a Reconstitution..........77

(page)

Section 12.16     Third Party Beneficiary.....................................77

                                 ARTICLE XIII

                         COMPLIANCE WITH REGULATION AB

Section 13.01     Intent of the Parties; Reasonableness.......................77
Section 13.02     Additional Representations and Warranties of PHH
                      Mortgage................................................78
Section 13.03     Information to Be Provided by PHH Mortgage..................79
Section 13.04     Servicer Compliance Statement...............................85
Section 13.05     Assessment of Compliance with Servicing Criteria............85
Section 13.06     Use of Subservicers and Subcontractors......................87
Section 13.07     Indemnification; Remedies...................................88

Schedules
A.    Mortgage Loan Schedule
B.    PHH Guide- Applicable Guidelines and Restrictions
C.    Sample Trade Confirmation
D.    Servicer's Withdrawal Certificate

Exhibits

Exhibit 2.05         Form of Assignment, Assumption and Recognition Agreement
Exhibit 5.03         Form of Notice of Foreclosure
Exhibit 5.04         Form of Custodial Account Letter Agreement
Exhibit 6.02(a)      Report P-139 -- Monthly Statement of Mortgage Accounts
Exhibit 6.02(b)      Report S-213 -- Summary of  Curtailments  Made  Remittance
                     Report
Exhibit 6.02(c)      Report S-214 -- Summary of Paid in Full Remittance Report
Exhibit 6.02(d)      Report S-215 -- Consolidation of Remittance Report
Exhibit 6.02(e)      Special Chapter 13 DQ report
Exhibit 8.01         Report P-195  Delinquency Report
Exhibit 9            Form of Officer's Certificate
Exhibit 10           Form of Warranty Bill of Sale
Exhibit 11           Form of Sarbanes-Oxley Certification
Exhibit 12           Servicing  Criteria  to  be  Addressed  in  Assessment  of
                     Compliance
Exhibit 13           Summary of Regulation AB Servicing Criteria
(page)

              MORTGAGE LOAN PURCHASE, SALE & SERVICING AGREEMENT

      This Mortgage Loan Purchase, Sale & Servicing Agreement, dated as of March 30, 2006 is entered into between EMC Mortgage Corporation as the Purchaser ("Purchaser"), PHH Mortgage Corporation ("PHH Mortgage") and Bishop's Gate Residential Mortgage Trust (the "Trust," together with PHH Mortgage, the "Sellers" and individually, each a "Seller") as the Sellers and PHH Mortgage as the Servicer (in such capacity, the "Servicer").

                             PRELIMINARY STATEMENT

1. PHH Mortgage is engaged in the business, inter alia, of making loans to individuals, the repayment of which is secured by a first or second lien mortgage on such individuals' residences and selling such mortgage loans to the Trust or to investors. The Trust is engaged in the business of purchasing such mortgages from PHH Mortgage and selling such mortgage loans to investors.

2.    Purchaser  is  engaged  in  the  business,   inter  alia,  of  purchasing
mortgage loans for its own account.

3. PHH Mortgage has established certain terms, conditions and loan programs, as described in PHH Mortgage's Program and Underwriting Guidelines (the "PHH Guide") and Purchaser is willing to purchase (i) certain mortgage loans that generally comply with the terms of such terms, conditions and loan programs (subject to due diligence and the terms of this Agreement and as otherwise acceptable to Purchaser in its sole discretion) and (ii) certain mortgage loans that do not comply with the terms of such terms, conditions and loan programs in certain respects or that have certain other defects (subject to due diligence and the terms of this Agreement and as otherwise acceptable to Purchaser in its sole discretion). The applicable provisions of the PHH Guide are attached hereto as Schedule B.

4. Purchaser desires to purchase from time to time from the Sellers, and the Sellers desire to sell from time to time to the Purchaser, (i) Mortgage Loans which meet the applicable provisions of the PHH Guide and (ii) Mortgage Loans that do not comply with the terms of such terms, conditions and loan programs in certain respects or that have certain other defects, provided the parties agree on the price, date and other conditions or considerations as set forth in this Agreement.

5. Purchaser and Sellers wish to prescribe the terms and manner of purchase by the Purchaser and sale by the Sellers of the Mortgage Loans, and the management and servicing of the Mortgage Loans by PHH Mortgage, as the Servicer, in this Agreement.

      NOW, THEREFORE, in consideration of the mutual agreements hereinafter set forth, the Purchaser and the Sellers agree as follows:

(page)

                                   ARTICLE I

                                  DEFINITIONS

      Section 1.01      Defined Terms.

      Whenever used in this Agreement, the following words and phrases shall have the following meaning specified in this Article:

      "Acceptance  of  Assignment  and  Assumption  of  Lease  Agreement":  The
specific agreement creating a first or second lien on and pledge of the Cooperative Shares and the appurtenant Proprietary Lease securing a Cooperative Loan

      "Accepted  Servicing  Practices":  Those  servicing  standards,  policies and procedures applicable to mortgage loans owned by Fannie Mae as set forth in the servicing guidelines of Fannie Mae for servicing such mortgage loans, or, with respect to matters not addressed thereby, those customary and usual standards of servicing utilized by prudent institutional mortgage loan servicers with respect to mortgage loans comparable to the Mortgage Loans, in the jurisdiction where the Mortgage Loans are located.

      "Affiliate": When used with reference to a specified Person, any Person that (i) directly or indirectly controls or is controlled by or is under common control with the specified Person, (ii) is an officer of, partner in or trustee of, or serves in a similar capacity with respect to, the specified person or of which the specified Person is an officer, partner or trustee, or with respect to which the specified Person serves in a similar capacity, or (iii) directly or indirectly is the beneficial owner of 10% or more of any class of equity securities of the specified Person or of which the specified person is directly or indirectly the owner of 10% or more of any class of equity securities.

      "Agreement": This Mortgage Loan Purchase, Sale & Servicing Agreement between the Purchaser and the Sellers, together with all amendments hereof and supplements hereto.

      "ALTA":  The American Land Title Association.

      "Appraised Value": With respect to any Mortgaged Property, the lesser of: (i) the value thereof as determined by an appraisal made for the originator of the Mortgage Loan at the time of origination of the Mortgage Loan by an appraiser who met the minimum requirements of FNMA and FHLMC; or
(ii) the purchase price paid for the related Mortgaged Property by the Mortgagor with the proceeds of the Mortgage Loan; provided that, in the case of a Refinanced Mortgage Loan, such value of the Mortgaged Property shall be based solely upon the value determined by an appraisal made for the originator of such Refinanced Mortgage Loan at the time of origination of such Refinanced Mortgage Loan by an appraiser who met the minimum requirements of FNMA and FHLMC.


                                       2
(page)

      "ARM Loan": An "adjustable rate" Mortgage Loan, the Note Rate of which is subject to periodic adjustment in accordance with the terms of the Mortgage Note.

      "Assignment": An individual assignment of a Mortgage, notice of transfer or equivalent instrument in recordable form, sufficient under the laws of the jurisdiction wherein the related Mortgaged Property is located to reflect of record the sale or transfer of the Mortgage Loan.

      "Assignment of Proprietary Lease": With respect to a Cooperative Loan, an assignment of the Proprietary Lease sufficient under the laws of the jurisdiction wherein the related Cooperative Unit is located to reflect the assignment of such Proprietary Lease.

      "Assignment of Recognition Agreement": With respect to a Cooperative Loan, an assignment of the Recognition Agreement sufficient under the laws of the jurisdiction wherein the related Cooperative Unit is located to reflect the assignment of such Recognition Agreement.

      "Bankruptcy Code": The Bankruptcy Reform Act of 1978 (11 U.S.C. ss.ss. 101-1330), as amended, modified, or supplemented from time to time, and any successor statute, and all rules and regulations issued or promulgated in connection therewith.

      "Business Day": Any day other than (i) a Saturday or Sunday, or (ii) a day on which the Federal Reserve Bank of New York is closed;

      "Code":  The Internal Revenue Code of 1986, as amended.

      "Combined Loan-to-Value Ratio" or "CLTV": With respect to any Mortgage Loan, the ratio (expressed as a percentage) equal to (a) the original principal balance of such Mortgage Loan plus the outstanding principal balance of any Senior Liens on the date of origination of the Mortgage Loan divided (b) by the lesser of (i) the Appraised Value of the related Mortgaged Property or (ii) the purchase price (only if the Mortgage Loan was made to finance the acquisition of the related Mortgaged Property).

      "Commission"  or  "SEC":  The  United  States   Securities  and  Exchange
Commission.

      "Condemnation Proceeds": All awards or settlements in respect of a taking of an entire Mortgaged Property or a part thereof by exercise of the power of eminent domain or condemnation.

      "Consent": A document executed by the Cooperative Corporation (i) consenting to the sale of the Cooperative Unit to the Mortgagor and (ii) certifying that all maintenance charges relating to the Cooperative Unit have been paid.

      "Control Agreement": With respect to each Pledged Asset Mortgage Loan, the Pledged Collateral Account Control Agreement between the guarantor or mortgagor, as applicable, and the related Pledged Asset Servicer, pursuant to which the guarantor or mortgagor, as applicable, has granted a security interest in a Securities Account.


                                       3
(page)

      "Cooperative Corporation": With respect to any Cooperative Loan, the cooperative apartment corporation that holds legal title to the related
Cooperative Project and grants occupancy rights to units therein to stockholders through Proprietary Leases or similar arrangements.

      "Cooperative Lien Search": A search for (a) federal, state and local tax liens, mechanics' liens, lis pendens, judgments of record or otherwise against (i) the Cooperative Corporation and (ii) the seller of the Cooperative Unit, (b) filings of Financing Statements and (c) the deed of the Cooperative Project into the Cooperative Corporation.

      "Cooperative Loan": A Mortgage Loan that is secured by a first or second lien on and a perfected security interest in Cooperative Shares and the related Proprietary Lease granting exclusive rights to occupy the related Cooperative Unit in the building owned by the related Cooperative Corporation.

      "Cooperative Project": With respect to any Cooperative Loan, all real property and improvements thereto and rights therein and thereto owned by a Cooperative Corporation including without limitation the land, separate dwelling units and all common elements.

      "Cooperative Shares": With respect to any Cooperative Loan, the shares of stock issued by a Cooperative Corporation and allocated to a Cooperative Unit and represented by a stock certificates.

      "Cooperative Unit": With respect to any Cooperative Loan, a specific unit in a Cooperative Project.

      "Credit Documents": Those documents, comprising part of the Mortgage File, required of the Mortgagor, as described in Section 2 (Specific Loan Program Guidelines) of the PHH Guide. The Credit Documents are specified on Schedule B-2 hereto.

      "Custodial Account": The separate trust account or accounts created and maintained pursuant to Section 5.04 which shall be entitled "PHH Mortgage Corporation, as agent, custodian trustee and/or bailee for EMC Mortgage Corporation and/or payments of various mortgagors of Mortgage Loans under the Mortgage Loan Purchase, Sale & Servicing Agreement, dated as of March 30, 2006 (as amended)."

      "Cut-off Date": Either (i) the first day of the month in which the respective Funding Date occurs, or, (ii) with respect to any Mortgage Loan which was originated within the month in which the respective Funding Date occurs, the origination date of such Mortgage Loan.

      "Defective Mortgage Loan":  As defined in Section 3.04(3).


                                       4
(page)

      "Deleted Mortgage Loan":  A Mortgage Loan repurchased by Seller.

      "Depositor": The depositor, as such term is defined in Regulation AB, with respect to any Securitization Transaction.

      "Determination Date": The close of business of the last Business Day of the month immediately preceding the month of the related Remittance Date.

      "Due Date": With respect to any Mortgage Loan, the day of the month on which each Monthly Payment is due thereon, exclusive of any days of grace.

      "Due Period": With respect to each Remittance Date, the period commencing on the first day of the month immediately preceding the month of such Remittance Date and ending on the last day of the month immediately preceding the month of such Remittance Date.

      "Eligible Account": One or more accounts that are maintained with a depository institution, the long-term unsecured debt obligations of which have been rated by each Rating Agency in one of its two highest rating categories at the time of any deposit therein, (ii) that are trust accounts with any depository institution held by the depository institution in its capacity as a corporate trustee, or (iii) the deposits in which are insured by the FDIC (to the limits established by the FDIC) and the uninsured deposits in which are otherwise secured such that the Purchaser has a claim with respect to the funds in such accounts or a perfected first security interest against any collateral securing such funds that is superior to claims of any other depositors or creditors of the depository institution with which such accounts are maintained. In addition, solely with respect to Mortgage Loans which are not part of a securitization, "Eligible Account" shall include any accounts that meet the standards established from time to time by FNMA for eligible custodial depositories.

      "Environmental Assessment": A "Phase I" environmental assessment of a Mortgaged Property prepared by an Independent Person who regularly conducts environmental assessments and who has any necessary license(s) required by applicable law and has five years experience in conducting environmental assessments.

      "Environmental  Conditions  Precedent  to  Foreclosure":  As  defined  in
Section 5.13.

      "Environmental Laws": All federal, state, and local statutes, laws, regulations, ordinances, rules, judgments, orders, decrees or other governmental restrictions relating to the environment or to emissions, discharges or releases of pollutants, contaminants or industrial, toxic or hazardous substances or wastes into the environment, including ambient air, surface water, ground water, or land, or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of pollutants, contaminants or industrial, toxic or hazardous substances or wastes or the cleanup or other remediation thereof.


                                       5
(page)

      "Escrow Account": The separate trust account or accounts each of which shall be maintained and created pursuant to Section 5.06 which shall be entitled "PHH Mortgage Corporation, as servicer and custodian for EMC Mortgage Corporation its successors in interest under the Mortgage Loan Purchase, Sale & Servicing Agreement, dated as of March 30, 2006 (as amended) and payments of various mortgagors, respectively."

      "Escrow  Payments":   The  amounts   constituting  ground  rents,  taxes,
assessments,   water  rates,  mortgage  insurance  premiums,  fire  and  hazard insurance premiums and other payments required to be escrowed by the Mortgagor with the mortgagee pursuant to any Mortgage Loan.

      "Estoppel Letter": A document executed by the Cooperative Corporation certifying, with respect to a Cooperative Unit, (i) the appurtenant Proprietary Lease will be in full force and effect as of the date of issuance thereof, (ii) the related Stock Certificate was registered in the Mortgagor's name and the Cooperative Corporation has not been notified of any lien upon, pledge of, levy of execution on or disposition of such Stock Certificate, and
(iii) the Mortgagor is not in default under the appurtenant Proprietary Lease and all charges due the Cooperative Corporation have been paid.

      "Event  of  Default":   Any  one  of  the  conditions  or   circumstances
enumerated in Section 10.01.

      "Exchange Act":  The Securities Exchange Act of 1934, as amended.

      "FDIC": The Federal Deposit Insurance Corporation or any successor organization.

      "FHLMC": The Federal Home Loan Mortgage Corporation (also known as Freddie Mac) or any successor organization.

      "FHLMC Servicing Guide": The FHLMC/Freddie Mac Sellers' and Servicers' Guide in effect on and after the Funding Date.

      "Fidelity Bond": A fidelity bond to be maintained by the Servicer pursuant to Section 5.10.

      "Financing Statement": A financing statement in the form of a UCC-1 filed pursuant to the Uniform Commercial Code to perfect a security interest in the Cooperative Shares and Pledge Instruments.

      "Financing Statement Change": A financing statement in the form of a UCC-3 filed to continue, terminate, release, assign or amend an existing Financing Statement.

      "Fixed Rate Loan": A "fixed rate" Mortgage Loan, the Note Rate of which is not subject to periodic adjustment.

      "FNMA":  The  Federal  National  Mortgage   Association  (also  known  as
Fannie Mae) or any successor organization.


                                       6
(page)

      "FNMA Guide": The FNMA/Fannie Mae Selling Guide and the Servicing Guide, collectively, in effect on and after the Funding Date.

      "Funding   Date":   Each  date,   as  specified  in  the  related   Trade
Confirmation under which Purchaser purchases Mortgage Loans from the Sellers under this Agreement.

      "Gross Margin": With respect to each ARM Loan, the fixed percentage added to the Index on each Rate Adjustment Date, as specified in each related Mortgage Note and listed in the Mortgage Loan Schedule.

      "Independent":  With respect to any  specified  Person,  such Person who:
(i) does not have any direct financial interest or any material indirect financial interest in the applicable Mortgagor, the Sellers, the Servicer, the Purchaser, or their Affiliates; and (b) is not connected with the applicable  Mortgagor,  the Sellers,  the  Servicer,  the  Purchaser,  or their respective Affiliates as an officer, employee, promoter, underwriter, trustee, member, partner, shareholder, director, or Person performing similar functions.

      "Index": With respect to each ARM Loan, on each Rate Adjustment Date, the applicable rate index set forth on the Mortgage Loan Schedule, which shall be an index described on such Mortgage Loan Schedule.

      "Insolvency Proceeding": With respect to any Person: (i) any case, action, or proceeding with respect to such Person before any court or other governmental authority relating to bankruptcy, reorganization, insolvency, liquidation, receivership, dissolution, winding-up, or relief of debtors; or
(ii) any general assignment for the benefit of creditors, composition, marshaling of assets for creditors, or other, similar arrangement in respect of the creditors generally of such Person or any substantial portion of such Person's creditors; in any case undertaken under federal, state or foreign law, including the Bankruptcy Code.

      "Insurance Proceeds": Proceeds of any Primary Insurance Policy, title policy, hazard policy or other insurance policy covering a Mortgage Loan, if any, to the extent such proceeds are not to be applied to the restoration of the related Mortgaged Property or released to the Mortgagor in accordance with the procedures that the Servicer would follow in servicing mortgage loans held for its own or its Affiliates' account or managed by it for third-party institutional investors.

      "Legal Documents": Those documents, comprising part of the Mortgage File, set forth in Schedule B-1 of this Agreement.

      "Liquidation Proceeds": Amounts, other than Insurance Proceeds and Condemnation Proceeds, received by the Servicer in connection with the liquidation of a defaulted Mortgage Loan through trustee's sale, foreclosure sale or otherwise, other than amounts received following the acquisition of an REO Property in accordance with the provisions hereof.


                                       7
(page)

      "Loan-to-Value Ratio" or "LTV": With respect to any Mortgage Loan, the original principal balance of such Mortgage Loan divided by the lesser of the Appraised Value of the related Mortgaged Property or the purchase price.

      "Lost Note Affidavit and Indemnity": With respect to any Mortgage Loan as to which the original Mortgage Note has been permanently lost or destroyed and has not been replaced, an affidavit from the Seller certifying that the original Mortgage Note has been lost, misplaced or destroyed (together with (i) a copy of the related Mortgage Note, if available, (ii) a signed copy of the Mortgage, if available, or (iii) a payment history of the related Mortgage Loan for the preceding twelve-month period), and indemnifying the Purchaser against any loss, cost or liability resulting from the failure to deliver the original Mortgage Note).

      "MAI Appraiser": With respect to any real property, a member of the American Institute of Real Estate Appraisers with a minimum of 5 years of experience appraising real property of a type similar to the real property being appraised and located in the same geographical area as the real property being appraised.

      "Master Servicer": With respect to any Securitization Transaction, the "master servicer," if any, identified in the related transaction documents.

      "Maximum Rate": With respect to each ARM Loan, the rate per annum set forth in the related Mortgage Note as the maximum Note Rate thereunder. The Maximum Rate as to each ARM Loan is set forth on the related Mortgage Loan Schedule.

      "Minimum Rate": With respect to each ARM Loan, the rate per annum set forth in the related Mortgage Note as the minimum Note Rate thereunder. The Minimum Rate as to each ARM Loan is set forth on the related Mortgage Loan Schedule.

      "Monthly Advance": The aggregate amount of the advances made by the Servicer on any Remittance Date pursuant to and as more fully described in
Section 6.03.

      "Monthly Payment": The scheduled monthly payment of principal and interest on a Mortgage Loan which is payable by a Mortgagor under the related Mortgage Note.

      "Monthly Period": Initially, the period from the Cutoff Date through to and including the first Determination Date during the term hereof, and, thereafter, the period commencing on the day after each Determination Date during the term hereof and ending on the next succeeding Determination Date during the term hereof (or, if earlier, the date on which this Agreement terminates).

      "Mortgage": The mortgage, deed of trust or other instrument securing a Mortgage Note, which creates a lien on either (i) with respect to a Mortgage Loan other than a Cooperative Loan, an unsubordinated estate in fee simple in real property; or (ii) with respect to a Cooperative Loan, the Proprietary Lease and related Cooperative Shares, which in either case secures the Mortgage Note; in the priority stated on the Mortgage Loan Schedule.


                                       8
(page)

      "Mortgaged Property": With respect to a Mortgage Loan, the underlying real property securing repayment of a Mortgage Note, consisting of a one- to four- family residential fee simple estate.

      "Mortgage File": With respect to a particular Mortgage Loan, those origination and servicing documents, escrow documents, and other documents as are specified on Schedule B-1 and B-2 to this Agreement and any additional documents required to be added to the Mortgage File pursuant to the related Trade Confirmation.

      "Mortgage Loan": Each individual Mortgage Loan or Cooperative Loan (including all documents included in the Mortgage File evidencing the same, all Monthly Payments, Principal Prepayments, Insurance Proceeds, Condemnation Proceeds, Liquidation Proceeds, and other proceeds relating thereto, and any and all rights, benefits, proceeds and obligations arising therefrom or in connection therewith) which (a) is the subject of this Agreement and a related Trade Confirmation, (b) is identified on a Mortgage Loan Schedule prepared in connection with the related Funding Date, and (c) became subject to this Agreement upon payment of the Purchase Price by Purchaser on such Funding Date.

      "Mortgage Loan Packages":  As defined in Section 2.05 of this Agreement.

      "Mortgage Loan Schedule": The list (prepared by the Seller or its agent) of Mortgage Loans purchased by Purchaser on each Funding Date that sets forth the information specified on Schedule A hereto with respect to each such Mortgage Loan, including without limitation, any exceptions to the representations and warranties set for in Section 3.03 with respect to each such Mortgage Loan and any document deficiencies with respect thereto (as such Mortgage Loan Schedule is amended from time to time to reflect the deletion of any Deleted Mortgage Loans).

      "Mortgage Note": The note or other evidence of the indebtedness of a Mortgagor secured by a Mortgage.

      "Mortgagor":  The obligor or obligors on a Mortgage Note.

      "Negative Amortization": That portion of interest accrued at the Note Rate in any month which exceeds the Monthly Payment on the related Mortgage Loan for such month and which, pursuant to the terms of the Mortgage Note, is added to the principal balance of the Mortgage Loan.

      "Non-private Label Mortgage Loan": Any Mortgage Loan identified as such on the Mortgage Loan Schedule.

      "Non-recoverable Advance": As of any date of determination, any Monthly Advance or Servicing Advance previously made or any Monthly Advance or Servicing Advance proposed to be made in respect of a Mortgage Loan which, in the good faith judgment of the Servicer and in accordance with the servicing standard set forth in Section 5.01, will not or, in the case of a proposed advance, would not be ultimately recoverable pursuant to Section
5.05 (3) or (4) hereof. The determination by the Servicer that it has made a Non-recoverable Advance or that any proposed advance would constitute a Non-recoverable Advance shall be evidenced by an Officer's Certificate satisfying the requirements of Section 6.04 hereof and delivered to the Purchaser on or before the Determination Date in any month.


                                       9
(page)

      "Note Rate": With respect to any Mortgage Loan at any time any determination thereof is to be made, the annual rate at which interest accrues thereon as determined in accordance with the terms of the related Mortgage Note.

      "Offering   Materials":   All  documents,   tapes,   or  other  materials
relating to the Mortgage Loans provided by Seller to Purchaser prior to Purchaser submitting its bid to purchase the Mortgage Loans.

      "Officer's Certificate": A certificate signed by the President, a Vice President, Treasurer or the Secretary or one of the Assistant Treasurers or Assistant Secretaries of the Servicer, and delivered by the Servicer to the Purchaser as required by this Agreement.

      "Original Pledged Asset Requirement": With respect to any Pledged Asset Mortgage Loan, an amount equal to the Pledged Assets required at the time of the origination of such Pledged Asset Mortgage Loan. Even though for other purposes the Original Pledged Asset Requirement may actually exceed thirty percent (30%) of the original principal balance of a Pledged Asset Mortgage Loan, solely for purposes of the Required Surety Payment, the Original Pledged Asset Requirement for a Pledged Asset Mortgage Loan will be deemed not to exceed thirty percent (30%) of its original principal balance.

      "Payment Adjustment Date": The date on which Monthly Payments shall be adjusted. Payment Adjustment Date shall occur on the date which is eleven months from the first payment date for the Mortgage Loan, unless otherwise specified in the Mortgage Note, and on each anniversary of such first Payment Adjustment Date.

      "Payoff": With respect to any Mortgage Loan, any payment or recovery received in advance of the last scheduled Due Date of such Mortgage Loan, which payment or recovery consists of principal in an amount equal to the outstanding principal balance of such Mortgage Loan, all accrued and unpaid Prepayment Charges, if any, premiums, and/or interest with respect thereto, and all other unpaid sums due with respect to such Mortgage Loan.

      "Periodic Rate Cap": With respect to each ARM Loan, the permissible percentage by which the Note Rate may be increased or decreased on any Rate Adjustment Date as determined in accordance with the terms of the related Mortgage Note.

      "Permitted Investments": Investments that mature, unless payable on demand, not later than the Business Day preceding the related Remittance Date; provided that such investments shall only consist of the following:


                                       10
(page)

            (i) direct obligations of, or obligations fully guaranteed as to principal and interest by, the United States or any agency or instrumentality thereof, provided such obligations are backed by the full faith and credit of the United States;

            (ii) repurchase obligations (the collateral for which is held by a third party) with respect to any security described in clause (i) above, provided that the long-term unsecured obligations of the party agreeing to repurchase such obligations are at the time rated by each Rating Agency in one of its two highest rating categories;

            (iii) certificates of deposit, time deposits and bankers' acceptances of any bank or trust company incorporated under the laws of the United States or any state, provided that the long-term unsecured debt obligations of such bank or trust company (or, in the case of the principal depository institution of a depository institution holding company, the long-term unsecured debt obligations of the depository institution holding company) at the date of acquisition thereof have been rated by each Rating Agency in one of its two highest rating categories;

            (iv) commercial paper (having original maturities of not more than 365 days) of any corporation incorporated under the laws of the United States or any state thereof which on the date of acquisition has been rated at the time by each Rating Agency in its highest rating category; and

            (v) any other demand, money market or time deposit account or obligation, or interest-bearing or other security or investment, acceptable to the Purchaser (such acceptance evidenced in writing);

provided further that "Permitted Investments" shall not include any instrument described hereunder which evidences either the right to receive
(a) only interest with respect to the obligations underlying such instrument or (b) both principal and interest payments derived from obligations underlying such instrument and the interest and principal payments with respect to such instrument provide a yield to maturity at par greater than 120% of the yield to maturity at par of the underlying obligations.

      "Person": Any individual, corporation, limited liability company, partnership, joint venture, association, joint-stock company, trust, unincorporated organization or government or any agency or political subdivision thereof.

      "PHH Guide": As defined in paragraph 3 of the Preliminary Statement to this Agreement.

      "PHH Information":  As defined in Section 13.07(a).

      "Pledge   Agreements":   Each  Control   Agreement   and  Pledged   Asset
Agreement for each Pledged Asset Mortgage Loan.

      "Pledged Assets": With respect to any Pledged Asset Mortgage Loan, the related Securities Account and the financial assets held therein subject to a security interest pursuant to the related Pledged Asset Agreement.


                                       11
(page)

      "Pledged Asset Agreement": With respect to each Pledged Asset Mortgage Loan, the Pledge Agreement for Securities Account between the related mortgagor and the related Pledged Asset Servicer pursuant to which such mortgagor granted a security interest in the related securities and other financial assets held therein.

      "Pledged Asset Mortgage Loan": Each Mortgage Loan as to which Pledged Assets, in the form of a security interest in the Securities Account and the financial assets held therein and having a value, as of the date of origination of such Mortgage Loan, of at least equal to the related Original Pledged Asset Requirement, were required to be provided at the closing thereof, which is subject to the terms of this Agreement from time to time.

      "Pledged Asset Servicer": The entity responsible for administering and servicing the Pledged Assets with respect to a Pledged Asset Mortgage Loan.

      "Pledged Asset Servicing Agreement": With respect to each Pledged Asset Mortgage Loan, the Agreement between the related Pledged Asset Servicer and PHH Mortgage, including any exhibits thereto, pursuant to which such Pledged Asset Servicer shall service and administer the related Pledged Assets.

      "Pledge Instruments": With respect to each Cooperative Loan, the Stock Power, the Assignment of the Proprietary Lease, the Assignment of the Mortgage Note and the Acceptance of Assignment and Assumption of Lease Agreement.

      "Pre-Cutoff Arrearages and Advances": With respect to each Mortgage Loan, the amount of principal and interest that is past due as of the Cut-off Date, and the amount of all Servicing Advances outstanding as of the Cut-off Date.

      "Premium":  With  respect to a  Mortgage  Loan,  and amount  equal to the
Purchase Price Percentage minus 100% (each expressed as a decimal), multiplied by the Scheduled Principal Balance of such Mortgage Loan on the Cut-off Date.

      "Prepaid Monthly Payment": Any Monthly Payment made prior to its scheduled Due Date.

      "Prepayment Charge": Any prepayment premium, penalty or charge payable by a Mortgagor in connection with any Principal Prepayment on a Mortgage Loan pursuant to the terms of the related Mortgage Note.

      "Primary Insurance Policy": Each primary policy of mortgage insurance in effect with respect to a Mortgage Loan and as so indicated on the Mortgage Loan Schedule, or any replacement policy therefor obtained by the Servicer pursuant to Section 5.08.

      "Principal Prepayment": Any payment or other recovery of principal on a Mortgage Loan (including a Payoff), other than a Monthly Payment or a Prepaid Monthly Payment, which is received in advance of its scheduled Due Date, including any Prepayment Charge, and which is not accompanied by an amount of interest representing scheduled interest due on any date or dates in any month or months subsequent to the month of prepayment and which is intended to reduce the principal balance of the Mortgage Loan.


                                       12
(page)

      "Private Label Mortgage Loan": Any Mortgage Loan identified as such on the Mortgage Loan Schedule.

      "Proprietary  Lease":  The lease on a  Cooperative  Unit  evidencing  the
possessory   interest  of  the  owner  of  the   Cooperative   Shares  in  such
Cooperative Unit.

      "Purchaser": EMC Mortgage Corporation, a Delaware corporation, or its successor in interest or any successor under this Agreement appointed as herein provided.

      "Purchaser's Account": The account of the Purchaser at a bank or other entity most recently designated in a written notice by the Purchaser to the Sellers as the "Purchaser's Account."

      "Purchase Price": As to each Mortgage Loan, the price set forth in the Mortgage Loan Schedule determined in accordance with the related Trade Confirmation.

      "Purchase Price Percentage:" With respect to each Mortgage Loan, the percentage amount, as set forth in the Trade Confirmation or, if not individually provided in the Trade Confirmation, on the Mortgage Loan
Schedule, expressed as a decimal, which is multiplied by the Scheduled Principal Balance to determine the principal portion of the related Purchase Price on the related Funding Date.

      "Qualified Correspondent": Any Person from which PHH Mortgage purchased Mortgage Loans, provided that the following conditions are satisfied: (i) such Mortgage Loans were originated pursuant to an agreement between PHH Mortgage and such Person that contemplated that such Person would underwrite mortgage loans from time to time, for sale to PHH Mortgage, in accordance with underwriting guidelines designated by PHH Mortgage ("Designated Guidelines") or guidelines that do not vary materially from such Designated Guidelines; (ii) such Mortgage Loans were in fact underwritten as described in clause (i) above and were acquired by PHH Mortgage within 180 days after origination; (iii) either (x) the Designated Guidelines were, at the time such Mortgage Loans were originated, used by PHH Mortgage in origination of mortgage loans of the same type as the Mortgage Loans for PHH Mortgage's own account or (y) the Designated Guidelines were, at the time such Mortgage Loans were underwritten, designated by PHH Mortgage on a consistent basis for use by lenders in originating mortgage loans to be purchased by PHH Mortgage; and (iv) PHH Mortgage employed, at the time such Mortgage Loans were acquired by PHH Mortgage, pre-purchase or post-purchase quality assurance procedures (which may involve, among other things, review of a sample of mortgage loans purchased during a particular time period or through particular channels) designed to ensure that Persons from which it purchased mortgage loans properly applied the underwriting criteria designated by PHH Mortgage.

      "Qualified Mortgage Insurer": American Guaranty Corporation, Commonwealth Mortgage Assurance Company, General Electric Mortgage Insurance Companies, Mortgage Guaranty Insurance Corporation, PMI Mortgage Insurance Company, Old Republic Mortgage Insurance Company or United Guaranty Residential Insurance Corporation.


                                       13
(page)

      "Rate Adjustment Date": With respect to each ARM Loan, the date on which the Note Rate adjusts.

      "Rating Agency": Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies, Moody's Investors Service, Inc., and Fitch, Inc.

      "Recognition Agreement": An agreement among a Cooperative Corporation, a lender and a Mortgagor with respect to a Cooperative Loan whereby such parties (i) acknowledge that such lender may make, or intends to make, such Cooperative Loan, and (ii) make certain agreements with respect to such Cooperative Loan.

      "Reconstitution":   Any   Securitization   Transaction   or  Whole   Loan
Transfer.

      "Refinanced Mortgage Loan": A Mortgage Loan that was made to a Mortgagor who owned the Mortgaged Property prior to the origination of such Mortgage Loan and the proceeds of which were used in whole or part to satisfy an existing mortgage.

      "Regulation AB": Subpart 229.1100 - Asset Backed  Securities  (Regulation
AB), 17 C.F.R. ss.ss.229.1100-229.1123, as such may be amended from time to time, and subject to such clarification and interpretation as have been provided by the Commission in the adopting release (Asset-Backed Securities, Securities Act Release No. 33-8518, 70 Fed. Reg. 1,506, 1,531 (Jan. 7, 2005))
or by the staff of the Commission, or as may be provided by the Commission or its staff from time to time.

      "REMIC":  A  "real  estate  mortgage   investment   conduit"  within  the
meaning of Section 860D of the Internal Revenue Code or any similar tax vehicle providing for the pooling of assets (such as a Financial Asset Security Investment Trust).

      "Remittance Date": The 18th day of each calendar month, commencing on the 18th day of the month following the Funding Date, or, if such 18th day is not a Business Day, then the next Business Day immediately preceding such 18th day.

      "Remittance Rate": With respect to each Mortgage Loan, the related Note Rate minus the Servicing Fee Rate.

      "REO Disposition":  The final sale by the Servicer of any REO Property.

      "REO Disposition Proceeds": All amounts received with respect to any REO Disposition.

      "REO Property": A Mortgaged Property acquired by the Servicer on behalf of the Purchaser as described in Section 5.11.

      "Repurchase Price": As to a Mortgage Loan required to be repurchased hereunder, an amount equal to (1) the related Purchase Price Percentage multiplied by the Unpaid Principal Balance of such Mortgage Loan at the time of repurchase; plus (2) interest on such Mortgage Loan at the applicable Mortgage Loan Note Rate from the last date through which interest has been paid and distributed to the Purchaser hereunder to the date of repurchase; plus (3) the aggregate amount of any Servicing Advances relating to such Mortgage Loan incurred on or prior to the Repurchase Date, minus (3) any amounts received in respect of such Defective Mortgage Loan which are being held in the Custodial Account for future remittance, provided such amounts in the Custodial Account are actually remitted to Purchaser.


                                       14
(page)

      "Required Surety Payment": With respect to any defaulted Pledged Asset Mortgage Loan for which a claim is payable under the related Surety Bond under the procedures referred to herein, the lesser of (i) the principal portion of the realized loss with respect to such Mortgage Loan and (ii) the excess, if any, of (a) the amount of Pledged Assets required at origination with respect to such Mortgage Loan (but not more than 30% of the original principal balance of such Mortgage Loan) over (b) the net proceeds realized by the related Pledged Asset Servicer from the related Pledged Assets.

      "Scheduled Principal Balance": With respect to any Mortgage Loan, (i) the outstanding principal balance as of the Cut-off Date after application of principal payments due on or before the Cut-off Date whether or not received, minus (ii) all amounts previously remitted to the Purchaser with respect to such Mortgage Loan representing (a) payments or other recoveries of principal, or (b) Monthly Advances in respect of principal.

      "Securities  Account":   With  respect  to  any  Pledged  Asset  Mortgage
Loans, the account, together with the financial assets held therein, that is the subject of the related Pledged Asset Agreement.

      "Securities Act":  The Securities Act of 1933, as amended.

      "Securitization Transaction": Any transaction involving either (1) a sale or other transfer of some or all of the Mortgage Loans directly or indirectly to an issuing entity in connection with an issuance of publicly offered or privately placed, rated or unrated mortgage-backed securities or
(2) an issuance of publicly offered or privately placed, rated or unrated securities, the payments on which are determined primarily by reference to one or more portfolios of residential mortgage loans consisting, in whole or in part, of some or all of the Mortgage Loans.

      "Sellers": PHH Mortgage Corporation, a New Jersey corporation, and Bishop's Gate Residential Mortgage Trust (formerly known as Cendant Residential Mortgage Trust), a Delaware business trust, or their successors in interest.

      "Senior Lien": With respect to a Mortgage Loan, a lien (i) which is senior in priority to that of the related Mortgage, and (ii) the outstanding principal balance of which (determined as of the date the Mortgage Loan was originated) is stated on the Mortgage Loan Schedule with respect to such Mortgage Loan.

      "Servicer":  PHH Mortgage Corporation, a New Jersey corporation.


                                       15
(page)

      "Servicer's Mortgage File": With respect to a particular Mortgage Loan copies of the documents specified on Schedule B-1 hereto and originals or copies of the documents specified on Schedule B-2 attached hereto and all additional documents received by Servicer with respect to such Mortgage Loan.

      "Servicing Advances": All "out-of-pocket" costs and expenses that are customary, reasonable and necessary which are incurred by the Servicer in the performance of its servicing obligations hereunder, including (without duplication) (i) reasonable attorneys' fees and (ii) the cost of (a) the preservation, restoration and protection of the Mortgaged Property, (b) any enforcement or judicial proceedings, including foreclosures, (c) the servicing, management and liquidation of any Specially Serviced Mortgaged Loans and/or any REO Property, and (d) compliance with the Servicer's obligations under Section 5.08.

      "Servicing Criteria": As of any date of determination, the "servicing criteria" set forth in Item 1122(d) of Regulation AB, or any amendments thereto,  a  summary  of the  requirements  of which as of the date  hereof  is attached hereto as Exhibit 13 for convenience of reference only. In the event of a conflict or inconsistency between the terms of Exhibit 13 and the text of Item 1122(d) of Regulation AB, the text of Item 1122(d) of Regulation AB shall control (or those Servicing Criteria otherwise mutually agreed to by the Purchaser, the Servicer and any Person that will be responsible for signing any Sarbanes Certification with respect to a Securitization
Transaction in response to evolving interpretations of Regulation AB and incorporated into a revised Exhibit 13).

      "Servicing Event": Any of the following events with respect to any Mortgage Loan: (i) any Monthly Payment being more than 60 days delinquent;
(ii) any filing of an Insolvency Proceeding by or on behalf of the related Mortgagor, any consent by or on behalf of the related Mortgagor to the filing of an Insolvency Proceeding against such Mortgagor, or any admission by or on behalf of such Mortgagor of its inability to pay such Person's debts generally as the same become due; (iii) any filing of an Insolvency Proceeding against the related Mortgagor that remains undismissed or unstayed for a period of 60 days after the filing thereof; (iv) any issuance of any attachment or execution against, or any appointment of a conservator, receiver or liquidator with respect to, all or substantially all of the assets of the related Mortgagor or with respect to any Mortgaged Property;
(v) any receipt by the Servicer of notice of the foreclosure or proposed foreclosure of any other lien on the related Mortgaged Property; (vi) any proposal of a material modification (as reasonably determined by the Seller) to such Mortgage Loan due to a default or imminent default under such Mortgage Loan; or (vii) in the reasonable judgment of the Servicer, the occurrence, or likely occurrence within 60 days, of a payment default with respect to such Mortgage Loan that is likely to remain uncured by the related Mortgagor within 60 days thereafter.

      "Servicing Fee": With respect to each Mortgage Loan, the annual fee the Purchaser shall pay for servicing, which shall, for a period of one month be equal to one-twelfth (1/12) of the product of (i) the Scheduled Principal Balance of such Mortgage Loan and (ii) the Servicing Fee Rate applicable to such Mortgage Loan. Such fee shall be payable monthly, computed on the basis of the same principal amount and period respecting which any related interest payment on such Mortgage Loan is computed. The obligation of the Purchaser to pay the Servicing Fee is limited to, and the Servicing Fee is payable solely from, the interest portion (including recoveries with respect to interest from Liquidation Proceeds) of Monthly Payments remitted to Purchaser.


                                       16
(page)

      "Servicing Fee Rate": Unless noted otherwise on the Mortgage Loan Schedule with respect to each Fixed Rate Loan, One-fourth of one percent (0.25%) per annum and, with respect to each ARM Loan, Three-eighths of one percent (0.375%) per annum.

      "Servicing Officer": Any officer of the Servicer involved in, or responsible for, the administration and servicing of the Mortgage Loans whose name appears on a written list of servicing officers furnished by the Servicer to the Purchaser upon request therefor by the Purchaser, as such list may from time to time be amended.

      "Specially Serviced Mortgage Loan": A Mortgage Loan as to which a Servicing Event has occurred and is continuing.

      "Static  Pool  Information":  Static pool  information  as  described  in
Item 1105(a)(1)-(3) and 1105(c) of Regulation AB.

      "Stock   Certificate":   With  respect  to  a   Cooperative   Loan,   the
certificates evidencing ownership of the Cooperative Shares issued by the Cooperative Corporation.

      "Stock Power": With respect to a Cooperative Loan, an assignment of the Stock Certificate or an assignment of the Cooperative Shares issued by the Cooperative Corporation.

      "Subcontractor": Any vendor, subcontractor or other Person that is not responsible for the overall servicing (as "servicing" is commonly understood by participants in the mortgage-backed securities market) of Mortgage Loans but performs one or more discrete functions identified in Item 1122(d) of Regulation AB with respect to Mortgage Loans under the direction or authority of the Servicer or a Subservicer.

      "Subservicer": Any Person that services Mortgage Loans on behalf of the Servicer or any Subservicer and is responsible for the performance (whether directly or through Subservicers or Subcontractors) of a substantial portion of the material servicing functions required to be performed by the Servicer under this Agreement or any Reconstitution agreement that are identified in Item 1122(d) of Regulation AB. Any Subservicer shall satisfy the conditions set forth in Section 13.06.

      "Surety Bond": With respect to each Pledged Asset Mortgage Loan, the surety bond issued by the related Surety Bond Issuer covering such Pledged Asset Mortgage Loan.

      "Surety Bond Issuer": With respect to each Pledged Asset Mortgage Loan, the surety bond issuer for the related Surety Bond covering such Pledged Asset Mortgage Loan.


                                       17
(page)

      "Third-Party   Originator":   Each   Person,   other  than  a   Qualified
Correspondent, that originated Mortgage Loans acquired by PHH Mortgage.

      "Trade Confirmation": With respect to any pool of Mortgage Loans purchased and sold on any Funding Date, the "trade confirmation" between the Purchaser and Seller (including any exhibits, schedules and attachments thereto), setting forth the terms and conditions of such transaction and describing the Mortgage Loans to be purchased by the Purchaser on such Funding Date. A Trade Confirmation may relate to more than one pool of Mortgage Loans to be purchased on one or more Funding Dates hereunder.

      "Uniform Commercial Code": The Uniform Commercial Code as in effect on the date hereof in the jurisdiction in which the related Cooperative Project is located; provided that if by reason of mandatory provisions of law, the perfection or the effect of perfection or non-perfection of the security interest in any collateral is governed by the Uniform Commercial Code as in effect in a jurisdiction other than such jurisdiction, "Uniform Commercial Code" shall mean the Uniform Commercial Code as in effect in such other jurisdiction for purposes of the provisions hereof relating to such perfection or effect of perfection or non-perfection.

      "Unpaid Principal Balance": With respect to any Mortgage Loan, at any time, the actual outstanding principal balance then payable by the Mortgagor under the terms of the related Mortgage Note.

      "Warranty Bill of Sale": A warranty bill of sale with respect to the Mortgage Loans purchased on a Funding Date in the form annexed hereto as
Exhibit 10.

      "Whole Loan Transfer": Any sale or transfer of some or all of the Mortgage Loans, other than a Securitization Transaction.

                                  ARTICLE II

  SALE AND CONVEYANCE OF MORTGAGE LOANS; POSSESSION OF MORTGAGE FILES; BOOKS
               AND RECORDS; DELIVERY OF MORTGAGE LOAN DOCUMENTS

      Section 2.01      Sale and Conveyance of Mortgage Loans.

      Seller agrees to sell and Purchaser agrees to purchase, from time to time, those certain Mortgage Loans identified in a Mortgage Loan Schedule, at the price and on the terms set forth herein and in the related Trade Confirmation. Purchaser, on any Funding Date, shall be obligated to purchase only such Mortgage Loans as are set forth in the applicable Mortgage Loan Schedule, subject to the terms and conditions of this Agreement and the related Trade Confirmation.

      The closing of any purchase and sale of Mortgage Loans hereunder shall, at Purchaser's option be either: by telephone, confirmed by letter, e-mail, or facsimile, and/or wire as the parties shall agree; or conducted in person at such place, as the parties shall agree.


                                       18
(page)

      On each Funding Date and subject to the terms and conditions of this Agreement, the applicable Seller will sell, transfer, assign, set over and convey to the Purchaser, without recourse except as set forth in this Agreement, and the Purchaser will purchase, all of such Seller's right, title and interest in and to the Mortgage Loans being conveyed by it hereunder, as identified on the Mortgage Loan Schedule. Conveyance of title to the Mortgage Loans shall be accomplished, on or before the related Funding Date, by (i) an endorsement of each Mortgage Note "in blank" by the Seller, (ii) an assignment of each Mortgage "in blank" by the Seller, and (iii) delivery of a Warranty Bill of Sale in the form attached hereto as Exhibit 10.

      Examination of the Mortgage Files may be made by Purchaser or its designee as follows: No later than five (5) Business Days prior to the Funding Date, Seller will deliver to Purchaser or its custodian the Legal Documents required pursuant to Schedule B-1(a) provided, however, that the Seller will not be required to deliver to Purchaser any of the items specifically listed as missing on the Mortgage Loan Schedule. Upon Purchaser's request, Seller shall make the Credit Documents available in either original paper form or electronic imaged format to Purchaser for review, at Seller's place of business and during reasonable business hours. If the Purchaser makes such examination prior to the Funding Date and identifies any Mortgage Loans that do not conform to the PHH Guide or otherwise do not meet Purchaser's minimum requirements for acquiring the same (subject to any exceptions noted in the Offering Materials and the Mortgage Loan Schedule), such Mortgage Loans will be deleted from the Mortgage Loan Schedule and the sale, at Purchaser's discretion. Purchaser may, at its option and without notice to Seller, purchase all or part of the Mortgage Loans without conducting any partial or complete examination. The fact that Purchaser has conducted or has failed to conduct any partial or complete examination of the Mortgage Loan files shall not affect Purchaser's rights to demand repurchase, substitution or other relief as provided herein.

      On each Funding Date, and in accordance with the terms herein, Purchaser will pay to Seller, by wire transfer of immediately available funds, the Purchase Price, together with interest, if any, accrued at the Remittance Rate from the Cut-off Date through the day immediately preceding the Funding Date, according to the instructions to be provided, respectively, by PHH Mortgage and the Trust. Seller, simultaneously with the payment of the Purchase Price, shall execute and deliver to Purchaser a Warranty Bill of Sale with respect to the Mortgage Loans in the form annexed hereto as Exhibit 10.

      Purchaser shall be entitled to all scheduled principal due after the Cut-off Date, all other recoveries of principal collected after the Cut-off Date and all payments of interest on the Mortgage Loans (minus that portion of any such payment which is allocable to the period prior to the Cut-off
Date). Notwithstanding the foregoing, on the first Remittance Date after the Funding Date the Purchaser shall be entitled to receive the interest accrued from the Cut-off Date through the day immediately preceding the Funding Date. The principal balance of each Mortgage Loan as of the Cut-off Date is determined after application of payments of principal due on or before the Cut-off Date whether or not collected. Therefore, payments of scheduled principal and interest prepaid for a due date beyond the Cut-off Date shall not be applied to the principal balance as of the Cut-off Date. Such prepaid amounts shall be the property of Purchaser. Seller shall hold any such prepaid amounts for the benefit of Purchaser for subsequent remittance by Seller to Purchaser. All scheduled payments of principal due on or before the Cut-off Date and collected by Servicer after the Cut-off Date shall belong to Seller.


                                       19
(page)

      Section 2.02      Delivery of Documents, Possession of Mortgage Files.

      With respect to each Mortgage Loan to be purchased by the Purchaser on the related Funding Date, the applicable Seller will deliver to the Purchaser or its designee the Legal Documents as set forth in Schedule B-1(a) (other than, with respect to each Mortgage Loan, any of the items specifically listed as missing on the Mortgage Loan Schedule) on or before such Funding Date. Promptly following the Funding Date (but no event later than the time frame specified in Section 2.04), the applicable Seller will deliver to the Purchaser or its designee the Legal Documents as set forth in Schedule B-1(b) (other than, with respect to each Mortgage Loan, any of the items specifically listed as missing on the Mortgage Loan Schedule).

      Upon the sale of any Mortgage Loan, the ownership of such Mortgage Loan, including the Mortgage Note, the Mortgage, the contents of the related Mortgage File and all rights, benefits, payments, proceeds and obligations arising therefrom or in connection therewith, shall then be vested in the Purchaser, and the ownership of all records and documents with respect to such Mortgage Loan prepared by or which come into the possession of the Seller shall immediately vest in the Purchaser and, to the extent retained by the Seller or the Servicer, shall be retained and maintained, in trust, by the Seller or the Servicer, as applicable, at the will of the Purchaser in a custodial capacity only. The contents of such Mortgage File not delivered to the Purchaser (other than any of the items specifically listed as missing on the Mortgage Loan Schedule) are and shall be held in trust by the Seller or the Servicer, as applicable, for the benefit of the Purchaser as the owner thereof and the Sellers' or the Servicer's possession of the contents of each Mortgage File so retained is at the will of the Purchaser for the sole purpose of servicing the related Mortgage Loan, and such retention and possession by the Seller or the Servicer is in a custodial capacity only. Mortgage Files shall be maintained separately from the other books and records of the Seller or the Servicer. Each Seller and the Servicer shall release from its custody the contents of any Mortgage File only in accordance with written instructions from the Purchaser, except where such release is required as incidental to the Servicer 's servicing of the Mortgage Loans or is in connection with a repurchase of any such Mortgage Loan pursuant to
Section 3.04.

      Any documents released to a Seller or the Servicer in connection with the foreclosure or servicing of any Mortgage Loan shall be held by such Person in trust for the benefit of the Purchaser in accordance with this
Section 2.02. Such Person shall return to the Purchaser such documents when such Person's need therefor in connection with such foreclosure or servicing no longer exists (unless sooner requested by the Purchaser); provided that, if such Mortgage Loan is liquidated, then, upon the delivery by a Seller or the Servicer to the Purchaser of a request for the release of such documents and a certificate certifying as to such liquidation, the Purchaser shall promptly release and, to the extent necessary, deliver to such Person such documents.


                                       20
(page)

      Section 2.03      Books and Records.

      The sale of each of its Mortgage Loans shall be reflected on the applicable Seller's balance sheet and other financial statements as a sale of assets by the applicable Seller. Each Seller shall be responsible for maintaining, and shall maintain, a complete set of books and records for the Mortgage Loans it conveyed to the Purchaser which shall be clearly marked to reflect the sale of each Mortgage Loan to the Purchaser and the ownership of each Mortgage Loan by the Purchaser.

      Section 2.04      Defective   Documents;   Delivery  of   Mortgage   Loan
Documents.

      If, subsequent to the related Funding Date, the Purchaser or either Seller finds any document or documents constituting a part of a Mortgage File (other than any of the items specifically listed on the Mortgage Loan Schedule as a document deficiency) to be defective in any material respect or missing (in this Section 2.04, a "Defect"), the party discovering such Defect shall promptly so notify the other parties. The applicable Seller shall have a period of 30 days within which to correct or cure any such Defect after the earlier of such Seller's discovery of same or such Seller being notified of same. If such Defect can ultimately be cured but is not reasonably expected to be cured within such 30 day period, such Seller shall have such additional time as is reasonably approved by the Purchaser (but which shall not exceed 60 days from the date of notification pursuant to the first sentence of this paragraph) to cure or correct such Defect provided that such Seller has commenced curing or correcting such Defect and is diligently pursuing same. Each Seller hereby covenants and agrees that, if any Defect cannot be corrected or cured with respect to a Mortgage Loan sold by it within the time frame set forth above, the related Mortgage Loan shall automatically constitute, upon the expiration of the applicable cure period described above and without any further action by any other party, a Defective Mortgage Loan, whereupon the applicable Seller shall repurchase such Mortgage Loan by paying to the Purchaser the Repurchase Price therefor in accordance with Sections 3.04(3) and (4).

      The  applicable  Seller will,  with respect to each  Mortgage  Loan to be purchased by the Purchaser, deliver and release to the Purchaser the Legal Documents (other than any of the items specifically listed as missing on the Mortgage Loan Schedule) as set forth in Section 2.01. If the applicable Seller cannot deliver an original Mortgage with evidence of recording thereon, original assumption, modification and substitution agreements with evidence of recording thereon or an original intervening assignment with evidence of recording thereon within the applicable time periods, then such Seller shall promptly deliver to the Purchaser such original Mortgages and original intervening assignments with evidence of recording indicated thereon upon receipt thereof from the public recording official, except in cases where the original Mortgage or original intervening assignments are retained permanently by the recording office, in which case, such Seller shall deliver a copy of such Mortgage or intervening assignment, as the case may be, certified to be a true and complete copy of the recorded original thereof. If the applicable Seller cannot deliver the original security instrument or if an original intervening assignment has been lost, then the applicable
Seller will deliver a copy of such security instrument or intervening assignment, certified by the local public recording official. If the original title policy has been lost, the applicable Seller will deliver a duplicate original title policy within the time frame specified above in this
Section 2.04.


                                       21
(page)

      If the original recorded Mortgage was not delivered pursuant to the preceding paragraph, then the applicable Seller shall use its best efforts to promptly secure the delivery of such originals and shall cause such originals to be delivered to the Purchaser promptly upon receipt thereof. Notwithstanding the foregoing and except with respect to any item specifically listed on the Mortgage Loan Schedule, if the original Mortgage Note, original recorded Mortgage, original recorded assumption, modification, and substitution agreements, the recorded original of any intervening assignment or the original policy of title insurance is not so delivered to the Purchaser within 120 days following the applicable Funding Date, then, upon written notice by the Purchaser to the applicable Seller, the Purchaser may, in its sole discretion, then elect (by providing written notice to such Seller) to treat such Mortgage Loan as a Defective Mortgage Loan, whereupon the applicable Seller shall repurchase such Mortgage Loan by paying to the Purchaser the Repurchase Price therefor in accordance with Section 3.04(3) and (4). It is understood that from time to time certain local recorder offices become backlogged with document volume. It is agreed that the related Seller will provide an Officer's Certificate to document that such Seller has performed all necessary tasks to insure delivery of the required documentation within 120 days and the delay beyond 120 days is caused by the backlog. The fact that the Purchaser has conducted or failed to conduct any partial or complete examination of the Mortgage Files shall not affect its right to demand repurchase or any other remedies provided in this Agreement.

      At the Purchaser's request, the Assignments shall be promptly recorded in the name of the Purchaser or in the name of a Person designated by the Purchaser in all appropriate public offices for real property records. If any such Assignment is lost or returned unrecorded because of a defect therein, then the applicable Seller shall promptly prepare a substitute Assignment to cure such defect and thereafter cause each such Assignment to be duly recorded upon Purchaser's request. All recording fees related to the recordation of the Assignments to or by a Seller shall be paid by the Purchaser.

      Section 2.05      Transfer of Mortgage Loans.

      Subject to the provisions of this Section 2.05, the Purchaser shall have the right, without the consent of the Sellers, at any time and from time to time, to assign any of the Mortgage Loans and all or any part of its interest under this Agreement and designate any person to exercise any rights of the Purchaser hereunder, and the assignees or designees shall accede to the rights and obligations hereunder of the Purchaser with respect to such Mortgage Loans. The Sellers recognize that the Mortgage Loans may be divided into "packages" for resale ("Mortgage Loan Packages").

      All of the provisions of this Agreement shall inure to the benefit of the Purchaser and any such assignees or designees. All references to the Purchaser shall be deemed to include its assignees or designees. Utilizing resources reasonably available to the Seller without incurring any cost except the Seller's overhead and employees' salaries, the applicable Seller shall cooperate in any such assignment of the Mortgage Loans and this Agreement; provided that the Purchaser shall bear all costs associated with any such assignment of the Mortgage Loans and this Agreement other than such Seller's overhead or employees ' salaries.


                                       22
(page)

      The Servicer and the Purchaser acknowledge that the Servicer shall continue to remit payments to the Purchaser on the Remittance Date after the transfer of the Mortgage Loans, unless the Servicer was notified in writing of the new record owner of the Mortgage Loans prior to the immediately preceding Determination Date, in which case, the Servicer shall remit to the new record owner (or trustee or master servicer, as the case may be) of the Mortgage Loans.

      Any prospective assignee of the Purchaser who has entered into a commitment to purchase any of the Mortgage Loans may review and underwrite the Servicer's servicing and origination operations, upon reasonable prior notice to the Servicer, and the Servicer shall cooperate with such review and underwriting to the extent such prospective assignees request information or documents that are reasonably available and can be produced without unreasonable expense or effort. The Servicer shall make the Mortgage Files related to the Mortgage Loans held by the Servicer available at the Servicer's principal operations center for review by any such prospective assignees during normal business hours upon reasonable prior notice to the Servicer (in no event less than five (5) Business Days' prior notice). The Servicer may, in its sole discretion, require that such prospective assignees sign a confidentiality agreement with respect to such information disclosed to the prospective assignee which is not available to the public at large.

      The  Servicer  shall keep at its  servicing  office  books and records in which,  subject  to  such  reasonable  regulations  as it  may  prescribe,  the
Servicer shall note transfers of Mortgage Loans. The Purchaser may, subject to the terms of this Agreement, sell and transfer, in whole or in part, any or all of the Mortgage Loans; provided that no such sale and transfer shall be binding upon the Servicer unless such transferee shall agree in writing to an Assignment, Assumption and Recognition Agreement, in substantially the form of Exhibit 2.05 attached hereto or such other document as mutually agreed upon by and between Servicer and said Person, and an executed copy of such Assignment, Assumption and Recognition Agreement shall have been delivered to the Servicer. The Servicer shall evidence its acknowledgment of any transfers of the Mortgage Loans to any assignees of the Purchaser by executing such Assignment, Assumption and Recognition Agreement. The Servicer shall mark its books and records to reflect the ownership of the Mortgage Loans by any such assignees, and the previous Purchaser shall be released from its obligations hereunder accruing after the date of transfer to the extent such obligations relate to Mortgage Loans sold by the Purchaser. This Agreement shall be binding upon and inure to the benefit of the Purchaser and the Servicer and their permitted successors, assignees and designees.


                                       23
(page)

                                  ARTICLE III

            REPRESENTATIONS, WARRANTIES AND COVENANTS OF THE SELLER;
                      REPURCHASE; REVIEW OF MORTGAGE LOANS

      Section 3.01      Representations and Warranties of each Seller

      Each Seller, as to itself, represents, warrants and covenants to the Purchaser that as of each Funding Date or as of such date specifically provided herein:

(1) Due Organization. The Seller is an entity duly organized, validly existing and in good standing under the laws of its jurisdiction of organization, and has all licenses necessary to carry on its business now being conducted and is licensed, qualified and in good standing under the laws of each state where a Mortgaged Property is located or is otherwise exempt under applicable law from such qualification or is otherwise not required under applicable law to effect such qualification; no demand for such qualification has been made upon the Seller by any state having jurisdiction and in any event the Seller is in compliance with the laws of any such state to the extent necessary to enforce each Mortgage Loan and, with respect to PHH Mortgage, to service each Mortgage Loan in accordance with the terms of this Agreement.

(2) Due Authority. The Seller had the full power and authority and legal right to originate the Mortgage Loans that it originated, if any, and to acquire the Mortgage Loans that it acquired. The Seller has the full power and authority to hold each Mortgage Loan, to sell each Mortgage Loan and to execute, deliver and perform, and to enter into and consummate, all transactions contemplated by this Agreement. The Seller has duly authorized the execution, delivery and performance of this Agreement, has duly executed and delivered this Agreement, and this Agreement, assuming due authorization, execution and delivery by the Purchaser, constitutes a legal, valid and binding obligation of the Seller, enforceable against it in accordance with its terms, subject to applicable bankruptcy, reorganization, receivership, conservatorship, insolvency, moratorium and other laws relating to or affecting creditors' rights generally or the rights of creditors of banks and to the general principles of equity (whether such enforceability is considered in a proceeding in equity or at law).

(3) No Conflict. The execution and delivery of this Agreement, the acquisition or origination, as applicable, of the Mortgage Loans by the Seller, the sale of the Mortgage Loans, the consummation of the transactions contemplated hereby, or the fulfillment of or compliance with the terms and conditions of this Agreement, will not conflict with or result in a breach of any of the terms, conditions or provisions of the Seller's organizational documents and bylaws or any legal restriction or any agreement or instrument to which the Seller is now a party or by which it is bound, or constitute a default or result in an acceleration under any of the foregoing, or result in the violation of any law, rule, regulation, order, judgment or decree to which the Seller or its property is subject, or impair the ability of the Purchaser to realize on the Mortgage Loans; or impair the value of the Mortgage Loans.


                                       24
(page)

(4) Ability to Perform. The Seller can perform each and every covenant contained in this Agreement.

(5) No Material Default. Neither the Seller nor any of its Affiliates is in material default under any agreement, contract, instrument or indenture of any nature whatsoever to which the Seller or any of its Affiliates is a party or by which it (or any of its assets) is bound, which default would have a material adverse effect on the ability of the Seller to perform under this Agreement, nor, to the best of the Seller's knowledge, has any event occurred which, with notice, lapse of time or both, would constitute a default under any such agreement, contract, instrument or indenture and have a material adverse effect on the ability of the Seller to perform its obligations under this Agreement.

(6) No Change in Business. There has been no change in the business, operations, financial condition, properties or assets of the applicable Seller since (i) in the case of PHH Mortgage, the date of its financial statements and (ii) in the case of the Trust, the date of its financial statements, that would have a material adverse effect on the ability of the applicable Seller to perform its obligations under this Agreement.

(7) No Litigation Pending. There is no action, suit, proceeding or investigation pending or, to the best of the Seller's knowledge, threatened, against the Seller, which, either in any one instance or in the aggregate, if determined adversely to the Seller would adversely affect the sale of the Mortgage Loans to the Purchaser or the execution, delivery or enforceability of this Agreement or any of the Mortgage Loans or result in any material liability of the Seller, or draw into question the validity of this Agreement, or have a material adverse effect on the financial condition of the Seller, or would be likely to impair materially the ability of Seller to perform under the terms of this Agreement.

(8) No Consent Required. No consent, approval, authorization or order of any court or governmental agency or body is required for the execution, delivery and performance by the Seller of or compliance by the Seller with this Agreement, the delivery of the Mortgage Files to the Purchaser, the sale of the Mortgage Loans to the Purchaser or the consummation of the transactions contemplated by this Agreement or, if required, such approval has been obtained prior to the Funding Date.

(9) Ordinary Course of Business. The consummation of the transactions contemplated by this Agreement is in the ordinary course of business of the Seller, and the transfer, assignment and conveyance of the Mortgage Notes and the Mortgages by the Seller pursuant to this Agreement are not subject to the bulk transfer or any similar statutory provisions in effect in any applicable jurisdiction.

(10) No Broker. The Seller has not, in connection with any transaction relating to this Agreement, dealt with or engaged the services of any broker or agent or any other person or entity which might result in or subject the Purchaser to any claims, expenses, fees, commissions or other demand for payment of any nature.


                                       25
(page)

(11)  No  Untrue  Information.   Neither  this  Agreement  nor  any  statement,
report or other agreement, document or instrument furnished or to be furnished pursuant to this Agreement contains or will contain any untrue statement of material fact or omits or will omit to state a fact necessary to make the statements contained therein not misleading in the context in which they were made.

(12) No Fraud. There was no fraud or similar occurrence in the origination of the Mortgage Loans.

      The representations and warranties in this Section shall survive the execution and assignment of this Agreement and the transfer of each Mortgage Loan.

      Section 3.02      Representations and Warranties of the Servicer.

      The Servicer represents, warrants and covenants to the Purchaser that as of the Funding Date or otherwise as of such date as specifically provided herein:

(1) Approved Servicer; Ability to Service. The Servicer is an approved seller/servicer for FNMA and FHLMC in good standing and is a mortgagee approved by the Secretary of Housing and Urban Development pursuant to
Section 203 of the National Housing Act, with facilities, procedures and experienced personnel necessary for the servicing of mortgage loans of the same type as the Mortgage Loans. No event has occurred that would make the Servicer unable to comply with FNMA or FHLMC eligibility requirements or that would require notification to either FNMA or FHLMC.

(2) No Litigation Pending. There is no action, suit, proceeding or investigation pending or, to the best of the Servicer's knowledge, threatened, against the Servicer which, either in any one instance or in the aggregate, if determined adversely to the Servicer would adversely affect the ability of the Servicer to service the Mortgage Loans hereunder in accordance with the terms hereof or have a material adverse effect on the financial condition of the Servicer.

(3) Collection Practices. The collection practices used by the Servicer with respect to each Mortgage Note and Mortgage have been in all respects legal, proper and prudent in the mortgage servicing business.

(4) Duly Organized; Good Standing; Duly Licensed and Qualified. The Servicer (1) is a corporation duly organized, validly existing and in good standing under the laws of the State of New Jersey and (2) has all licenses necessary to carry on its business as now being conducted and is licensed, qualified and in good standing in each state where a Mortgaged Property is located if the laws of such state require licensing or qualification in order to conduct business of the type conducted by the Servicer, or is otherwise exempt under applicable law from such licensing or qualification, and no demand for such licensing or qualification has been made upon the Servicer by any state, and (3) is in compliance with the laws of any such state to the extent necessary to ensure the enforceability of each Mortgage Loan and to service the Mortgage Loans in accordance with the terms of this Agreement.


                                       26
(page)

(5) Due Authority and Binding Obligation. The Servicer has the full power and authority to execute and deliver this Agreement and to perform in accordance herewith; the execution, delivery and performance of this Agreement by the Servicer and the consummation of the transactions contemplated hereby have been duly and validly authorized; this Agreement evidences the valid, binding and enforceable obligation of the Servicer; and all requisite corporate action has been taken by the Servicer to make this Agreement valid and binding upon the Servicer in accordance with its terms.

(6) Ordinary Course of Business. The consummation of the transactions contemplated by this Agreement are in the ordinary course of business of the Servicer;

(7) No Conflicts. Neither the execution and delivery of this Agreement, the servicing of the Mortgage Loans by the Servicer, or the transactions contemplated hereby, nor the fulfillment of or compliance with the terms and conditions of this Agreement, will conflict with or result in a breach of any of the terms, conditions or provisions of the Servicer's articles, charter or bylaws or any legal restriction or any agreement or instrument to which the Servicer is now a party or by which it is bound, or constitute a default or result in an acceleration under any of the foregoing, or result in the violation of any law, rule, regulation, order, judgment or decree to which the Servicer or its property is subject, or impair the ability of the Purchaser to realize on the Mortgage Loans, or impair the value of the Mortgage Loans.

(8) Ability to Perform. The Servicer can perform each and every covenant contained in this Agreement.

(9) No Litigation Pending. There is no action, suit, proceeding or investigation pending or, to the best of the Servicer's knowledge, threatened, against the Servicer, which, either in any one instance or in the aggregate, if determined adversely to the Servicer would adversely affect the sale of the Mortgage Loans to the Purchaser or the execution, delivery or enforceability of this Agreement or result in any material liability of the Servicer, or draw into question the validity of this Agreement, or have a material adverse effect on the financial condition of the Servicer or would be likely to impair materially the ability of the Servicer to perform under the terms of this Agreement.

(10) No Consent Required. No consent, approval, authorization or order of any court or governmental agency or body is required for the execution, delivery and performance by the Servicer of or compliance by the Servicer with this Agreement, or the consummation of the transactions contemplated by this Agreement, or if required, such approval has been obtained prior to the Funding Date.

(11) Collection Practices; Escrow Deposits. The collection practices used by the Servicer have been in all respects legal, proper and prudent in the mortgage servicing business and have been in accordance with Accepted
Servicing Practices in all respects. With respect to Escrow Account deposits and Escrow Payments, all such payments are in the possession of, or under the control of, the Servicer, and there exist no deficiencies in connection therewith for which customary arrangements for repayment thereof have not been made. No Escrow Account deposits or Escrow Payments or other charges or payments are capitalized under the Mortgage or the related Mortgage Note.


                                       27
(page)

(12) No Untrue Information. Neither this Agreement nor any statement, report or other document furnished or to be furnished pursuant to this Agreement by the Servicer or in connection with the transactions contemplated hereby contains any untrue statement of a material fact or omits to state a fact necessary to make the statement contained herein or therein not misleading.

(13) Servicing File. With respect to each Mortgage Loan, the Servicer is in possession of a complete Servicing File.

(14) No Default. Neither the Servicer nor any of its subsidiaries are in material default under any agreement, contract, instrument or indenture of any nature whatsoever to which the Servicer or any of its subsidiaries is a party or by which it is bound nor has any event occurred which with notice or lapse of time or both would constitute a material default under any such agreement, contract, instrument or indenture and which default would have a material adverse effect on its ability to perform its obligations under this Agreement.

      The representations and warranties in this Section shall survive the execution and assignment of this Agreement and the transfer of each Mortgage Loan.

      Section 3.03      Representations   and   Warranties   as  to  Individual
Mortgage Loans

      With respect to each Mortgage Loan, the applicable Seller hereby makes the following representations and warranties (subject to any exceptions specifically set forth on the Mortgage Loan Schedule with respect to such Mortgage Loan), to the Purchaser on which the Purchaser specifically relies in purchasing such Mortgage Loan. Such representations and warranties speak as of the Funding Date unless otherwise indicated, but shall survive any subsequent transfer, assignment or conveyance of such Mortgage Loans:

(1) Mortgage Loan Schedule Complete True and Correct. Such Mortgage Loan complies with the terms and conditions set forth in this Agreement, and all of the information set forth with respect thereto on the Mortgage Loan
Schedule is true and correct in all material respects;

(2)   Complete  Mortgage  Files.  The  instruments  and documents  specified in
Section 2.02 with respect to such Mortgage Loan have been delivered to the Purchaser in compliance with the requirements of Article II. The Seller is in possession of a Mortgage File respecting such Mortgage Loan, except for such documents as have been previously delivered to the Purchaser and all documents required hereunder to be delivered to Purchaser after the Funding Date (other than any of the items specifically listed as missing on the Mortgage Loan Schedule) will be so delivered by Seller to Purchaser within the time specified in this Agreement.


                                       28
(page)

(3) Owner of Record. The Mortgage relating to such Mortgage Loan has been duly recorded in the appropriate recording office, and the applicable Seller is the owner of record of such Mortgage Loan and the indebtedness evidenced by the related Mortgage Note.

(4) Payment Schedule. Each Mortgage Loan is next due on the payment date reflected on the Mortgage Loan Schedule.

(5)   No  Outstanding   Charges.   There  are  no  delinquent  taxes  or  other
property-related assessments or charges. All taxes, ground rents, water charges, sewer charges, municipal charges, insurance premiums, assessments, including assessments payable in future installments, or other outstanding charges affecting the Mortgaged Property related to such Mortgage Loan, which previously became due and owing on or before the Funding Date in respect of the related Mortgaged Property have been paid.

(6) Original Terms Unmodified. The terms of the Mortgage Note and the Mortgage related to such Mortgage Loan (and the Proprietary Lease and the Pledge Instruments with respect to each Cooperative Loan), have not been impaired, waived, altered or modified in any material respect, except as in accordance with written instruments which are a part of the Legal Documents and which impairment, waiver, alteration or modification has been approved by the insurer under any applicable Primary Insurance Policy and title insurance policy and is specifically set forth in the related Mortgage Loan Schedule.

(7)   No  Defenses.  The  Mortgage  Note  and  the  Mortgage  related  to  such
Mortgage Loan (and the Acceptance of Assignment and Assumption of Lease Agreement related to each Cooperative Loan) are not subject to any right of rescission, set-off or defense, including the defense of usury, nor will the operation of any of the terms of such Mortgage Note and such Mortgage, or the exercise of any right thereunder, render such Mortgage Note or Mortgage unenforceable, in whole or in part, or subject such Mortgage Note or Mortgage to any right of rescission, set-off or defense, including the defense of usury and no such right of rescission, set-off or defense has been asserted with respect thereto.

(8) Hazard Insurance. (a) All buildings upon the Mortgaged Property related to such Mortgage Loan are insured by an insurer acceptable to FNMA or FHLMC against loss by fire, hazards of extended coverage and such other hazards as are customary in the area where such Mortgaged Property is located, pursuant to insurance policies conforming to the requirements of either Section 5.08 or Section 5.09. All such insurance policies (collectively, the "hazard insurance policy") contain a standard mortgagee clause naming the originator of such Mortgage Loan, its successors and assigns, as mortgagee. Such policies are the valid and binding obligations of the insurer, and all premiums thereon due to date have been paid. The related Mortgage obligates the Mortgagor thereunder to maintain all such insurance at such Mortgagor's cost and expense, and on such Mortgagor's failure to do so, authorizes the holder of such Mortgage to maintain such insurance at such Mortgagor's cost and expense and to seek reimbursement therefor from such Mortgagor; or (b) in the case of a condominium or unit in a planned unit development ("PUD") project that is not covered by an individual policy, the condominium or PUD project is covered by a "master" or "blanket" policy and there exists and is in the Servicing File a certificate of insurance showing that the individual unit that secures the first mortgage is covered under such policy. The insurance policy contains a standard mortgagee clause naming the originator of such Mortgage Loan (and its successors and assigns), as insured mortgagee. Such policies are the valid and binding obligations of the insurer, and all premiums thereon have been paid. The insurance policy provides for advance notice to the Seller or Servicer if the policy is canceled or not renewed, or if any other change that adversely affects the Seller's interests is made; the certificate includes the types and amounts of coverage provided, describes any endorsements that are part of the "master" policy and would be acceptable pursuant to the FNMA Guide. If such Mortgaged Property is in an area identified in the Federal Register by the Federal Emergency Management Agency as having special flood hazards (and such flood insurance has been made available) a flood insurance policy meeting the requirements of the current guidelines of the Federal Insurance Administration is in effect.


                                       29
(page)

(9) Compliance With Applicable Laws. All requirements of any federal, state or local laws, regulations and other requirements, including, but not limited to, consumer privacy, data security confidentiality (including usury, truth in lending, real estate settlement procedures, consumer credit protection, equal credit opportunity or disclosure laws) applicable to the origination and servicing of such Mortgage Loan have at all times been complied with in all material respects;

(10) No Satisfaction of Mortgage. The Mortgage related to such Mortgage Loan has not been satisfied, canceled or subordinated, in whole or in part, or rescinded, and the related Mortgaged Property has not been released from the lien of such Mortgage, in whole or in part, nor has any instrument been executed that would effect any such release, cancellation, subordination or rescission.

(11) Valid Lien. The Mortgage related to such Mortgage Loan is a valid, subsisting and enforceable perfected lien in the priority specified on the Mortgage Loan Schedule on the related Mortgaged Property, including all improvements on the related Mortgaged Property, which Mortgaged Property is free and clear of any encumbrances and liens having priority over the lien of the Mortgage subject only to (a) the lien of current real estate taxes and special assessments not yet due and payable, (b) covenants, conditions and restrictions, rights of way, easements and other matters of the public record as of the date of recording of such Mortgage which are (i) acceptable to mortgage lending institutions generally, (ii) specifically referred to in the lender's title insurance policy, and (iii) do not adversely affect the market value or intended use of the related Mortgaged Property, (c) Senior Liens which are stated on the Mortgage Loan Schedule with respect to such Mortgage Loan, and (d) other matters to which like properties are commonly subject which do not individually or in the aggregate, materially interfere with the benefits of the security intended to be provided by such Mortgage or the use, enjoyment, or market value of the related Mortgaged Property; with respect to each Cooperative Loan, each Acceptance of Assignment and Assumption of Lease Agreement creates a valid, enforceable and subsisting first or second security interest in the collateral securing the related Mortgage Note subject only to (a) the lien of the related Cooperative Corporation for
unpaid   assessments   representing   the  obligor's  pro  rata  share  of  the
Cooperative Corporation's payments for its blanket mortgage, current and future real property taxes, insurance premiums, maintenance fees and other assessments to which like collateral is commonly subject and (b) other matters to which like collateral is commonly subject which do not materially interfere with the benefits of the security intended to be provided by the Acceptance of Assignment and Assumption of Lease Agreement; provided, however, that the appurtenant Proprietary Lease may be subordinated or otherwise subject to the lien of any mortgage on the Cooperative Project.


                                       30
(page)

(12) Validity of Documents. The Mortgage Note and the Mortgage related to such Mortgage Loan (and the Acceptance of Assignment and Assumption of Lease Agreement with respect to each Cooperative Loan) and all other agreements executed in connection with the Mortgage Loan are genuine and each is the legal, valid and binding obligation of the maker thereof, enforceable in accordance with its terms, except as such enforcement may be limited by bankruptcy, insolvency, reorganization or other similar laws affecting the enforcement of creditors' rights generally and general equitable principles (regardless whether such enforcement is considered in a proceeding in equity or at law), none of which will materially interfere with the ultimate realization by the Purchaser of the benefits provided by the security of the Mortgage.

(13) Valid Execution of Documents. All parties to the Mortgage Note and the Mortgage related to such Mortgage Loan had the legal capacity to enter into such Mortgage Loan and to execute and deliver the related Mortgage Note and the related Mortgage and the related Mortgage Note and the related Mortgage have been duly and properly executed by such parties; with respect to each Cooperative Loan, all parties to the Mortgage Note and the Mortgage Loan had the legal capacity to execute and deliver the Mortgage Note, the Acceptance of Assignment and Assumption of Lease Agreement, the Proprietary Lease, the Stock Power, the Recognition Agreement, the Financing Statement and the Assignment of Proprietary Lease and such documents have been duly and properly executed by such parties; each Stock Power (i) has all signatures guaranteed or (ii) if all signatures are not guaranteed, then such Cooperative Shares will be transferred by the stock transfer agent of the Cooperative Corporation if the Seller undertakes to convert the ownership of the collateral securing the related Cooperative Loan.

(14) Full Disbursement of Proceeds. Such Mortgage Loan has closed and the proceeds of such Mortgage Loan have been fully disbursed prior to the Funding Date; provided that, with respect to any Mortgage Loan originated within 120 days of the Funding Date, alterations and repairs with respect to the related Mortgaged Property or any part thereof may have required an escrow of funds in an amount sufficient to pay for all outstanding work within 120 days of the origination of such Mortgage Loan, and, if so, such funds are held in escrow by the Seller, a title company or other escrow agent; and there is no requirement for future advances thereunder, and any and all requirements as to completion of any on-site or off-site improvements and as to disbursements of any escrow funds therefor have been complied with. Any such Mortgage Loans providing for an escrow of funds is handled in accordance with the PHH
Guide. All costs, fees and expenses incurred in making or closing the Mortgage Loan and the recording of the Mortgage were paid, and the Mortgagor is not entitled to any refund of any amounts paid or due under the Mortgage Note or Mortgage.


                                       31
(page)

(15) Ownership. The Mortgage Note and the Mortgage related to such Mortgage Loan have not been assigned, pledged or otherwise transferred by the applicable Seller, in whole or in part, and the Seller has, and is transferring to Purchaser, good and marketable title thereto, and the Seller is the sole owner thereof (and with respect to any Cooperative Loan, the sole owner of the related Acceptance of Assignment and Assumption of Lease Agreement) and has full right and authority to transfer and sell such Mortgage Loan, and is transferring such Mortgage Loan to the Purchaser free and clear of any encumbrance, equity, lien, pledge, participation interests, rights of first refusal or similar rights, charge, claim or security interest.

(16) Originator and Subsequent Mortgagee Authorized. All parties that have had any interest in such Mortgage Loan, whether as originator, mortgagee, subsequent mortgagee, assignee, pledgee or otherwise, are (or, during the period in which they held and disposed of such interest, were) (i) in compliance with any and all applicable licensing requirements of the laws of the state wherein the related Mortgaged Property is located, and (ii) (A) organized under the laws of such state, or (B) qualified to do business in such state, or (C) federal savings and loan associations, federal savings banks, or national banks having principal offices in such state, or (D) not doing business in such state.

(17) Title Insurance. (a) Each Mortgage Loan is covered by an ALTA lender's title insurance policy or short form title policy acceptable to FNMA and FHLMC (or, in jurisdictions where ALTA policies are not generally approved for use, a lender's title insurance policy acceptable to FNMA and FHLMC), issued by a title insurer acceptable to FNMA and FHLMC and qualified to do business in the jurisdiction where the related Mortgaged Property is located, insuring (subject to the exceptions contained in clauses (11)(a) and (b) above) the Seller or Servicer, its successors and assigns as to the lien priority specified on the Mortgage Loan Schedule with respect to the related Mortgage in the original principal amount of such Mortgage Loan and in the case of ARM Loans, against any loss by reason of the invalidity or unenforceability of the lien resulting from the provisions of such Mortgage providing for adjustment to the applicable Note Rate and Monthly Payment. Additionally, either such lender's title insurance policy affirmatively insures that there is ingress and egress to and from the Mortgaged Property or the Seller warrants that there is ingress and egress to and from the Mortgaged Property and the lender' s title insurance policy affirmatively insures against encroachments by or upon the related Mortgaged Property or any interest therein or any other adverse circumstance that either is disclosed or would have been disclosed by an accurate survey and, to the best of Seller's knowledge, no such issue exists. The Seller or Servicer is the sole insured of such lender's title insurance policy, and such lender's title insurance policy is in full force and effect and will be in full force and effect upon the consummation of the transactions contemplated by this Agreement and will inure to the benefit of the Purchaser without any further act. No claims have been made under such lender's title insurance policy, neither the Seller nor the Servicer, or any prior holder of the related Mortgage has done, by act or omission, anything that would impair the coverage of such lender's insurance policy, and there is no act, omission, condition, or information that would impair the coverage of such lender's insurance policy; (b) The mortgage title insurance policy covering each unit mortgage in a condominium or PUD project related to such Mortgage Loan meets all requirements of FNMA and FHLMC.


                                       32
(page)

(18) No Mechanics' Liens. There are no mechanics' or similar liens, or claims that have been filed for work, labor or material (and no rights are outstanding that under law could give rise to such lien) affecting the related Mortgaged Property that are or may be liens prior to, or equal or coordinate with, the lien of the related Mortgage, except for such liens as are expressly insured against by a title insurance policy.

(19)  Location  of  Improvements;   No   Encroachments.   As  of  the  date  of
origination of such Mortgage Loan, all improvements that were considered in determining the Appraised Value of the related Mortgaged Property lay wholly within the boundaries and building restriction lines of such Mortgaged
Property, and no improvements on adjoining properties encroach upon such Mortgaged Property except as permitted under the terms of the FNMA Guide; no improvement located on or part of any Mortgaged Property is in violation of any applicable zoning law or regulation, and all inspections, licenses and certificates required to be made or issued with respect to all occupied portions of such Mortgaged Property, and with respect to the use and occupancy of the same, including certificates of occupancy, have been made or obtained from the appropriate authorities.

(20) Origination; Payment Terms. Principal payments on such Mortgage Loan commenced or will commence no more than 60 days after funds were disbursed in connection with such Mortgage Loan. If the interest rate on the related Mortgage Note is adjustable, the adjustment is based on the Index set forth on the related Mortgage Loan Schedule. The related Mortgage Note is payable on the first day of each month in arrears, in accordance with the payment terms set forth in the applicable Legal Documents and described on the related Mortgage Loan Schedule.

(21) Due On Sale. Except as noted otherwise on the Mortgage Loan Schedule, the related Mortgage contains the usual and customary "due-on-sale" clause or other similar provision for the acceleration of the payment of the Unpaid Principal Balance of such Mortgage Loan if the related Mortgaged Property or any interest therein is sold or transferred without the prior consent of the mortgagee thereunder.

(22) Mortgaged Property Undamaged; No Condemnation. The related Mortgaged Property (and with respect to a Cooperative Loan, the related Cooperative Project and Cooperative Unit) is free of material damage and waste that would affect adversely the value or marketability of such Mortgaged Property and there is no proceeding pending or threatened for the total or partial condemnation thereof.

(23) Customary and Enforceable Provisions. The related Mortgage contains customary and enforceable provisions that render the rights and remedies of the holder thereof adequate for the realization against the related Mortgaged Property of the benefits of the security provided thereby, including, (a) in the case of a Mortgage designated as a deed of trust, by trustee's sale, and
(b) otherwise by judicial foreclosure. There is no homestead or other exemption available to the Mortgagor which would interfere with the right to sell the related Mortgaged Property at a trustee's sale or the right to foreclose the Mortgage.


                                       33
(page)

(24)  Conformance  With   Underwriting   Standards.   Each  Mortgage  Loan  was
underwritten in accordance with the PHH Guide, without regard to any exception policy of Seller, aside from such exceptions as are fully documented in the related Mortgage File or on Schedule E or Schedule F attached hereto and identified as such on the Mortgage Loan Schedule.

(25) Appraisal. The Mortgage File contains an appraisal or other property valuation document of the related Mortgaged Property on forms and with riders approved by FNMA and FHLMC, signed prior to the approval of such Mortgage Loan application by an appraiser, duly appointed by the originator of such Mortgage Loan, who had no interest, direct or indirect, in the Mortgaged Property, or in any loan made on the security thereof and whose compensation is not affected by the approval or disapproval of such Mortgage Loan and who met the minimum qualifications of FNMA and FHLMC for appraisers. Each appraisal of the Mortgage Loan was made in accordance with the relevant provisions of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989.

(26) Deeds of Trust. If the related Mortgage constitutes a deed of trust, then a trustee, duly qualified under applicable law to serve as such, has been properly designated and currently so serves and is named in such Mortgage, and no fees or expenses are or will become payable by the Purchaser to the trustee under such deed of trust, except in connection with a trustee's sale after default by the related Mortgagor, but only from the proceeds of such sale.

(27) LTV; Primary Insurance Policy. Each Senior Lien Mortgage Loan related to any Mortgage Loan which had a Loan-to-Value Ratio of more than 80% at origination, is and will be subject to a Primary Insurance Policy issued by a Qualified Mortgage Insurer who is licensed to do business in the state in which the Mortgaged Property is located, which insures the originator, its successors and assigns and insures in the amount of the excess of the outstanding principal balance of the Mortgage Loan covered thereby plus accrued interest thereon and the related foreclosure expenses over 75% of the Appraised Value; provided that, a Primary Insurance Policy will not be required for any Cooperative Loan if (i) the proceeds of such Cooperative Loan were used to purchase a Cooperative Unit at the "insider's price" when the building was converted to a Cooperative Corporation, (ii) the value of the Cooperative Unit for purposes of establishing the LTV at origination was such "insider's price", (iii) the principal amount of the Cooperative Loan at origination was not more than 100% of such "insider's price" and (iv) the LTV at origination, as calculated using the Appraised Value at origination, was less than or equal to 80%. All provisions of such Primary Insurance Policy have been and are being complied with, such policy is in full force and effect, and all premiums due thereunder have been paid. Any related Mortgage subject to any such Primary Insurance Policy (other than a "lender-paid" Primary Insurance Policy) obligates the Mortgagor thereunder to maintain such insurance for the time period required by law and to pay all premiums and charges in connection therewith. As of the date of origination, the Combined Loan-to-Value Ratio of such Mortgage Loan is as specified in the applicable Mortgage Loan Schedule, and with respect to each Cooperative Mortgage Loan, is less than or equal to 85%.


                                       34
(page)

(28) Occupancy. As of the date of origination of such Mortgage Loan, the related Mortgaged Property (or with respect to a Cooperative Loan, the related Cooperative Unit) is lawfully occupied under applicable law and all inspections, licenses and certificates required to be made or issued with respect to all occupied portions of the Mortgaged Property (or with respect to a Cooperative Loan, the related Cooperative Unit) and, with respect to the use and occupancy of the same, including but not limited to certificates of occupancy, have been made or obtained from the appropriate authorities.

(29)  Supervision  and  Examination  by a  Federal  or  State  Authority.  Each
Mortgage Loan either was closed in the name of an entity that is either a savings and loan association, a savings bank, a commercial bank, credit union, insurance company or an institution which is licensed, supervised and examined by a federal or state authority, or a mortgagee approved by the Secretary of Housing and Urban Development pursuant to Sections 203 and 211 of the National Housing Act (a "HUD Approved Mortgagee"), and was so at the time such Mortgage Loan was originated (PHH Mortgage or such other entity, the "Originator") and such Mortgage Loan met the Originator's underwriting criteria at the time of origination and was originated in accordance with the Originator's policies and procedures.

(30) Adjustments. All of the terms of the related Mortgage Note pertaining to interest rate adjustments, payment adjustments and adjustments of the outstanding principal balance, if any, are enforceable and such adjustments will not affect the priority of the lien of the related Mortgage; all such adjustments on such Mortgage Loan have been made properly and in accordance with the provisions of such Mortgage Loan and applicable law.

(31)  Insolvency  Proceedings;  Servicemembers  Civil  Relief Act.  The related
Mortgagor (1) is not the subject of any Insolvency Proceeding; and (2) the Mortgage Loan has not been modified as a result of the application of, and no Mortgagor has requested any relief allowed to such Mortgagor under, the Servicemembers' Civil Relief Act or any similar law or regulation.

(32) FNMA/FHLMC Documents. Each Mortgage Loan was closed on standard FNMA or FHLMC documents or on such documents otherwise acceptable to them.

(33) Payments. No Mortgage Loan contains provisions pursuant to which Monthly Payments are (a) paid or partially paid with funds deposited in any separate account established by the Seller, the Mortgagor, or anyone on behalf of the Mortgagor, (b) paid by any source other than the Mortgagor or
(c) contains any other similar provisions which may constitute a "buydown" provision. The Mortgage Loan is not a graduated payment mortgage loan and the Mortgage Loan does not have a shared appreciation or other contingent interest feature.


                                       35
(page)

(34) The Assignment of Mortgage. The Assignment is in recordable form and is acceptable for recording under the laws of the jurisdiction in which the Mortgaged Property is located.

(35) No Advances. The Seller has not advanced funds or received any advance of funds by a party other than the Mortgagor, directly or indirectly, for the payment of any amount required to be paid by the Mortgagor under the related Mortgage Loan.

(36) Balloon Loans. Unless reflected on the Mortgage Loan Schedule, no Mortgage Loan has a balloon payment feature. With respect to any Mortgage Loan with a balloon payment feature, the Mortgage Note is payable in Monthly Payments based on a fifteen year or thirty year amortization schedule and has a final Monthly Payment substantially greater than the proceeding Monthly Payment which is sufficient to amortize the remaining principal balance of the Mortgage Loan;

(37) Condominium Units/PUDs. If the residential dwelling on the Mortgaged Property is a condominium unit or a unit in a planned unit development (other than a de minimis planned unit development) such condominium or planned unit development project meets the eligibility requirements of the PHH Guide;

(38) HOEPA and High Cost. No Mortgage Loan is subject to the provisions of the Homeownership and Equity Protection Act of 1994 or state or local laws relating to "high cost" loans.

(39) Scheduled Interest. Interest on each Mortgage Loan is calculated on the basis of a 360-day year consisting of twelve 30-day months.

(40) Environmental Laws. The Mortgaged Property is in material compliance with all applicable environmental laws pertaining to environmental hazards including, without limitation, asbestos, and neither the Seller nor, to the Seller's knowledge, the related Mortgagor, has received any notice of any violation or potential violation of such law.

(41) No Negative Amortization. No Mortgage Loan is subject to negative amortization;

(42) Cooperative Lien Search. With respect to each Cooperative Loan, a Cooperative Lien Search has been made by a company competent to make the same, which company is acceptable to FNMA and qualified to do business in the jurisdiction where the Cooperative Unit is located.

(43) Cooperative Loan - Proprietary Lease. With respect to each Cooperative Loan, (i) the terms of the related Proprietary Lease is longer than the terms of the Cooperative Loan, (ii) there is no provision in any Proprietary Lease which requires the Mortgagor to offer for sale the Cooperative Shares owned by such Mortgagor first to the Cooperative Corporation, (iii) there is no prohibition in any Proprietary Lease against pledging the Cooperative Shares or assigning the Proprietary Lease and (iv) the Recognition Agreement is on a form of agreement published by the Aztech Document Systems, Inc. or includes provisions which are no less favorable to the lender than those contained in such agreement.


                                       36
(page)

(44) Cooperative Loan- UCC Financing Statement. With respect to each Cooperative Loan, each original UCC financing statement, continuation statement or other governmental filing or recordation necessary to create or preserve the perfection and priority of the first priority lien and security interest in the Cooperative Shares and Proprietary Lease has been timely and properly made. Any security agreement, chattel mortgage or equivalent document related to the Cooperative Loan and delivered to the Mortgagor or its designee establishes in the Mortgagor a valid and subsisting perfected first lien on and security interest in the Mortgaged Property described therein, and the Mortgagor has full right to sell and assign the same.

(45)  Cooperative  Loan-  Acceptance  of  Assignment  and  Assumption of Lease
Agreement. With respect to each Cooperative Loan, each Acceptance of Assignment and Assumption of Lease Agreement contains enforceable provisions such as to render the rights and remedies of the holder thereof adequate for the realization of the benefits of the security provided thereby. The Acceptance of Assignment and Assumption of Lease Agreement contains an enforceable provision for the acceleration of the payment of the unpaid principal balance of the Mortgage Note in the event the Cooperative Unit is transferred or sold without the consent of the holder thereof.

(46) Mortgagor Disclosure Statement. The Mortgagor has executed a statement to the effect that the Mortgagor has received all disclosure materials required by applicable law with respect to the making of conventional mortgage loans and the Mortgage File includes such statements;

(47) Monthly Installments; Complete Amortization. The related Mortgage Note is payable in monthly installments, so as to result in complete amortization of the Mortgage Loan over the stated term, or is a balloon mortgage loan for which the Monthly Payments were calculated in accordance with the PHH Guide and which result in full satisfaction of the debt represented by the Mortgage Note upon the Mortgagor's payment of a required single principal payment at the end of the term.

(48) One- To Four-Family Residential Property. The related Mortgaged Property consists of a single parcel of real property with a one- to four-family residential dwelling erected thereon which is of a type in accordance the characteristics set forth in the PHH Guide.

(49)  No  Commercial   Purposes.   The  Mortgaged  Property  is  not  used  for
commercial purposes nor is it a commercial/residential mixed-use property.

(50) No Impairment of Insurance Coverage. No action, error, omission, misrepresentation, negligence, fraud or similar occurrence in respect of any Mortgage Loan has taken place on the part of any Person (including without limitation, the Mortgagor, the appraiser, any builder or developer or any party involved in the origination of the Mortgage Loan) or in the application for any insurance relating to such Mortgage Loan that might result in a failure or impairment of full and timely coverage under any insurance policy required to be obtained for the Mortgage Loan.


                                       37
(page)

(51) Collection Practices; Escrow Deposits. The origination and collection practices used with respect to the Mortgage Loan have been in accordance with Accepted Servicing Practices, and have been in all respects legal and proper.

(52) Environmental Matters. No Mortgaged Property has been used for the storage, treatment or disposal of Hazardous Substances; no Hazardous
Substances are present in, on or below any Mortgaged Property in such a manner or concentration as to violate any law or regulation; and, no Mortgaged Property, by itself or as part of any other property, has been identified by any government agency as the site of a "release," within the meaning of CERCLA or RCRA, of a Hazardous Substance.

(53) Conversions. The Mortgage and Mortgage Note do not contain any provision permitting or requiring conversion from an adjustable interest rate to a fixed interest rate or from a fixed interest rate to an adjustable interest rate;

(54) Holder in Due Course. The Mortgage Note is a negotiable instrument, and the applicable Seller is a holder in due course of the Mortgage Note.

(55)  Servicing.  The Mortgage Loan has been  serviced in  accordance  with the
terms  of  the  Mortgage  and  Mortgage  Note,   applicable  law  and  Accepted
Servicing Practices.

(56) Privacy. Seller agrees and acknowledges that as to all nonpublic personal information received or obtained by it with respect to any
Mortgagor: (a) such information has been held by Seller in accordance with all applicable law, including, but not limited to, the privacy provisions of the Gramm-Leach Bliley Act; and (b) Seller has not disclosed or used, and will not disclose and use any such information other than as permitted by applicable law.

(57) PHH Mortgage Owner Prior to Transfer to Trust. If the Seller of the Mortgage Loan is the Trust, immediately prior to the transfer of such Mortgage Loan to the Trust, (a) the Mortgage relating to such Mortgage Loan was duly recorded in the appropriate recording office, and PHH Mortgage was the owner of record of such Mortgage Loan and the indebtedness evidenced by the related Mortgage Note, and (b) such Mortgage and Mortgage Note had not been assigned, pledged or otherwise transferred by PHH Mortgage, in whole or in part, and (c) PHH Mortgage transferred good and marketable title thereto to the Trust, PHH Mortgage was the sole owner thereof (and with respect to any Cooperative Loan, was the sole owner of the related Acceptance of Assignment Assumption of Lease Agreement) and had full right and authority to transfer and sell such Mortgage Loan, and (d) transferred such Mortgage Loan to the Trust free and clear of any encumbrance, equity, lien, pledge, participation interests, rights of first refusal or similar rights, charge, claim or security interest, and (e) as of the applicable Funding Date, to the best of PHH Mortgage's knowledge in its capacity of administrator of the Trust, the Trust has not, in whole or in part, assigned, pledged, or otherwise encumbered or transferred such Mortgage Loan.


                                       38
(page)

(58) Lost Note Affidavit. A Lost Note Affidavit and Indemnity has been delivered to the Purchaser with respect to each Mortgage Loan for which the related Mortgage File contains no original Mortgage Note.

(59) No Litigation. There is no pending or, to the knowledge of Seller, threatened litigation involving Seller and/or related to any Mortgage Loan or the Mortgaged Property that could affect the Purchaser's right, title or interest therein or the priority of the Mortgage on the underlying Mortgaged Property.

(60) Manufactured Homes. If the Mortgaged Property consists of real property to which a manufactured home has been attached, (i) the manufactured home is classified as real property for all purposes under applicable law, (ii) the wheels and axles have been removed, and the manufactured home has been attached to a permanent foundation, and (iii) the Mortgage Loan meets all property type requirements to be eligible for purchase by FNMA and FHLMC.

(61) Massachusetts. There is no Mortgaged Loan secured by Mortgaged Property in the Commonwealth of Massachusetts with a loan application date on or after November 7, 2004 that refinances a mortgage loan that is less than sixty (60) months old, unless such Mortgage Loan (1) is on an investment property, (ii) meets the requirements set forth in the Code of Massachusetts Regulation ("CMR"), 209 CMR 53.04(1)(b), or (iii) meets the requirements set forth in the 209 CMR 53.04(1)(c)

      The representations and warranties in this Section shall survive the execution and assignment of this Agreement and any subsequent transfers of each Mortgage Loan.

      Section 3.04      Repurchase.

(1) It is understood and agreed that the representations and warranties set forth in Sections 3.01, 3.02 and 3.03 shall survive the sale of the Mortgage Loans to the Purchaser and shall inure to the benefit of the Purchaser, notwithstanding any restrictive or qualified endorsement on any Mortgage Note or Assignment or the examination of any Mortgage File.

(2) Upon discovery by either of the Sellers or the Purchaser of a breach of any of the representations and warranties contained in Sections 3.01, 3.02 and 3.03 (other than in respect of any exceptions specifically set forth on the Mortgage Loan Schedule) that materially and adversely affects the value of a Mortgaged Property or the interest of the Purchaser (or that materially and adversely affects the interests of the Purchaser in the related Mortgage Loan, in the case of a representation or warranty relating to a particular Mortgage Loan), the party discovering such breach shall give prompt written notice to the other.

(3) Unless Purchaser has granted a greater period of time to cure as set forth in Section 2.04, the applicable Seller shall have a period of 45 days from the earlier of either discovery by or receipt of written notice from the Purchaser to the Seller of any breach of any of the representations and warranties contained in Sections 3.01, 3.02 or 3.03 (other than in respect of any exceptions specifically set forth on the Mortgage Loan Schedule) that materially and adversely affects the value of a Mortgaged Property or the interest of the Purchaser (or that materially and adversely affects the interests of the Purchaser in the related Mortgage Loan, in the case of a representation or warranty relating to a particular Mortgage Loan) within which to correct or cure such breach (each, a "Defective Mortgage Loan"; provided that "Defective Mortgage Loan" shall also include any Mortgage Loan treated or designated as such in accordance with Section 2.04.


                                       39
(page)

      Each Seller hereby covenants and agrees with respect to each Mortgage Loan conveyed by it that, if any breach relating thereto cannot be corrected or cured within the applicable cure period or such additional time, if any, as is granted by the Purchaser, then such Seller shall, at the option and direction of the Purchaser, repurchase the Defective Mortgage Loan at the applicable Repurchase Price.

(4) Any repurchase of a Defective Mortgage Loan required hereunder shall be accomplished by payment of the applicable Repurchase Price within three (3) Business Days of the expiration of the applicable time period referred to above in Section 3.04(3) by wire transfer of immediately available funds directly to the Purchaser's Account. It is understood and agreed that the obligations of a Seller (a) set forth in Section 3.04(3) to cure any breach of such Seller's representations and warranties contained in Sections 3.01,
3.02 and 3.03 (other than in respect of any exceptions set forth on the Mortgage Loan Schedule) or to repurchase the Defective Mortgage Loan(s) and
(b) set forth in Section 9.01 to indemnify the Purchaser in connection with any breach of a Seller's representations and warranties contained in Sections 3.01, 3.02 and 3.03 (other than in respect of any exceptions set forth on the Mortgage Loan Schedule) shall constitute the sole remedies of the Purchaser respecting a breach of such representations and warranties.

(5) The parties further agree that, in recognition of the Trust's rights against PHH Mortgage with respect to the Mortgage Loans acquired by it from PHH Mortgage and conveyed to the Purchaser hereunder, the Purchaser shall have the right to cause PHH Mortgage to repurchase directly any Defective Mortgage Loan (other than as a result of a breach by the Trust of Section 3.03(3) or Section 3.03(15) hereof, in which case the Purchaser shall have the right to cause the Trust to repurchase directly the Defective Mortgage
Loan) acquired hereunder by the Purchaser from the Trust.

      Section 3.05      Additional Covenants of Seller and Servicer.


                                       40
(page)

(1) Cooperation of Sellers and Servicer with a Reconstitution. Without incurring undue effort or any cost except the Servicer's overhead or employees' salaries, Servicer shall take reasonable steps to assist the Purchaser, if the Purchaser so requests by 15 days' advance notice to the Servicer, in re-selling the Mortgage Loans in a Whole Loan Transfer or in a Securitization Transaction, which steps may include, (a) providing any information relating to the Mortgage Loans reasonably necessary to assist in the preparation of any disclosure documents, (b) providing customary information relating to delinquencies and defaults with respect to the Servicer's servicing portfolio (or such portion thereof as is similar to the Mortgage Loans), (c) entering into any other servicing, custodial or other similar agreements, including an Assignment, Assumption and Recognition Agreement substantially in the form of Exhibit 2.05 hereto, or, at Purchaser's request, a seller's warranties and servicing agreement or a participation and servicing agreement or similar agreement in form and substance reasonably acceptable to the parties, and in connection with a Securitization Transaction, a pooling and servicing agreement in form and substance reasonably acceptable to the parties, (collectively the agreements referred to herein are designated, the "Reconstitution Agreements") that are consistent with the provisions of this Agreement, (d) to cooperate fully with the Purchaser and any prospective purchaser with respect to all reasonable requests and due diligence procedures; (e) to restate the representations and warranties contained in Article III hereof as of the closing date of such
Whole Loan Transfer or Securitization Transaction; provided, however, Servicer may qualify and/or modify any such representations or warranties to reflect any facts or circumstances arising subsequent to the related Funding Date; and (f) provide such opinions of counsel as are customary in such transactions, provided, however, that any opinion of outside counsel shall be provided at Purchaser's expense. In connection with such a Securitization, the Purchaser may be required to engage a master servicer or trustee to determine the allocation of payments to and make remittances to the certificateholders, at the Purchaser's sole cost and expense. In the event that a Master Servicer or trustee is requested by the Purchaser to determine the allocation of payments and to make remittances to the certificateholders, the Servicer agrees to service the Mortgage Loans in accordance with the reasonable and customary requirements of such Securitization Transaction (which requirements shall not be materially more onerous than those provided in this Agreement), which may include the Servicer's acting as a subservicer in a master servicing arrangement. With respect to the then owners of the Mortgage Loans, the Servicer shall thereafter deal primarily with such Master Servicer or trustee, as the case may be with respect to such Mortgage Loans which are subject to the Securitization Transaction. The Servicer's costs in connection with any such Securitization Transaction shall be borne by the Purchaser, other than the Servicer's overhead or employees' salaries. All Mortgage Loans not sold or transferred pursuant to a Reconstitution Agreement shall remain subject to, and serviced in accordance with the terms of, this Agreement and the related Term Sheet, and with respect thereto this Agreement and the related Term Sheet shall remain in full force and effect.

(2) Non-solicitation. The Sellers and Servicer agree that they shall not solicit any Mortgagors (in writing or otherwise) to refinance any of the Mortgage Loans; provided that (a) mass advertising or mailings (such as placing advertisements on television, on radio, in magazines or in newspapers or including messages in billing statements) that are not exclusively directed towards the Mortgagors shall not constitute solicitation and shall not violate this covenant, and (b) marketing of non-mortgage products under PHH Mortgage's "Home Event" program shall not constitute solicitation of Mortgagors and shall not violate this covenant so long as all such marketing efforts shall be in compliance with applicable law.

(3) Privacy. Seller and Servicer agree and acknowledge that as to all nonpublic personal information received or obtained by it with respect to any
Mortgagor: (a) such information has been held by Seller in accordance with all applicable law, including but not limited to the privacy provisions of the Gramm-Leach Bliley Act; and (c) Seller is prohibited from disclosing or using any such information other than to carry out the express provisions of this Agreement, or as otherwise permitted by applicable law.


                                       41
(page)

                                  ARTICLE IV

                REPRESENTATIONS AND WARRANTIES OF THE PURCHASER
                      AND CONDITIONS PRECEDENT TO FUNDING

      Section 4.01      Representations and Warranties of Purchaser.

      The Purchaser represents, warrants and covenants to the Seller that as of each Funding Date or as of such date specifically provided herein:

(1) Due Organization. The Purchaser is an entity duly organized, validly existing and in good standing under the laws of its jurisdiction of organization, and has all licenses necessary to carry on its business now being conducted and is licensed, qualified and in good standing under the laws of each state where a Mortgaged Property is located or is otherwise exempt under applicable law from such qualification or is otherwise not required under applicable law to effect such qualification; no demand for such qualification has been made upon the Purchaser by any state having jurisdiction and in any event the Purchaser is or will be in compliance with the laws of any such state to the extent necessary to enforce each Mortgage Loan.

(2)   Due  Authority.  The  Purchaser  had the full  power  and  authority  and legal right to acquire the Mortgage Loans that it acquired. The Purchaser has the full power and authority to hold each Mortgage Loan, to sell each Mortgage Loan and to execute, deliver and perform, and to enter into and consummate, all transactions contemplated by this Agreement. The Purchaser has duly authorized the execution, delivery and performance of this
Agreement, has duly executed and delivered this Agreement, and this Agreement, assuming due authorization, execution and delivery by the Seller, constitutes a legal, valid and binding obligation of the Purchaser, enforceable against it in accordance with its terms, subject to applicable bankruptcy, reorganization, receivership, conservatorship, insolvency, moratorium and other laws relating to or affecting creditors' rights generally or the rights of creditors of banks and to the general principles of equity (whether such enforceability is considered in a proceeding in equity or at law).

(3) No Conflict. None of the execution and delivery of this Agreement, the acquisition or origination, as applicable, of the Mortgage Loans by the Purchaser, the purchase of the Mortgage Loans, the consummation of the transactions contemplated hereby, or the fulfillment of or compliance with the terms and conditions of this Agreement, will conflict with or result in a breach of any of the terms, conditions or provisions of the Purchaser's organizational documents and bylaws or any legal restriction or any agreement or instrument to which the Purchaser is now a party or by which it is bound, or constitute a default or result in an acceleration under any of the foregoing, or result in the violation of any law, rule, regulation, order, judgment or decree to which the Purchaser or its property is subject, or impair the ability of the Purchaser to realize on the Mortgage Loans, or impair the value of the Mortgage Loans.


                                       42
(page)

(4) Ability to Perform. The Purchaser does not believe, nor does it have any reason or cause to believe, that it cannot perform each and every covenant contained in this Agreement.

(5) No Material Default. The Purchaser is not in material default under any agreement, contract, instrument or indenture of any nature whatsoever to which the Purchaser is a party or by which it (or any of its assets) is bound, which default would have a material adverse effect on the ability of the Purchaser to perform under this Agreement, nor, to the best of the Purchaser's knowledge, has any event occurred which, with notice, lapse of time or both would constitute a default under any such agreement, contract, instrument or indenture and have a material adverse effect on the ability of the Purchaser to perform its obligations under this Agreement.

(6) No Change in Business. There has been no material change in the business, operations, financial condition, properties or assets of the Purchaser since the date of the Purchaser's last financial statements that would have a material adverse effect on the ability of the Purchaser to perform its obligations under this Agreement.

(7) Litigation Pending. There is no action, suit, proceeding or investigation pending or, to the best of the Purchaser's knowledge, threatened, against the Purchaser, which, either in any one instance or in the aggregate, if determined adversely to the Purchaser would adversely affect the purchase of the Mortgage Loans or the execution, delivery or enforceability of this Agreement or result in any material liability of the Purchaser, or draw into question the validity of this Agreement, or the Mortgage Loans or have a material adverse effect on the financial condition of the Purchaser.

(8) Broker. The Purchaser has not dealt with any broker or agent or anyone else who might be entitled to a fee or commission in connection with this transaction.

(9) No Consent Required. No consent, approval, authorization or order of any court or governmental agency or body is required for the execution, delivery and performance by the Purchaser of or compliance by the Purchaser with this Agreement, the purchase of the Mortgage Loans from the Seller or the consummation of the transactions contemplated by this Agreement or, if required, such approval has been obtained prior to the Funding Date.

(10) Ordinary Course of Business. The consummation of the transactions contemplated by this Agreement is in the ordinary course of business of the Purchaser.

(11) Non-Petition Agreement. The Purchaser covenants and agrees that it shall not, prior to the date which is one year and one day (or if longer, the applicable preference period then in effect) after the payment in full of all rated obligations of Bishop's Gate Residential Mortgage Trust, acquiesce, petition or otherwise, directly or indirectly, invoke or cause Bishop's Gate Residential Mortgage Trust to invoke the process of any governmental authority for the purpose of commencing or sustaining a case against Bishop's Gate Residential Mortgage Trust under any federal or state bankruptcy, insolvency or similar law or appointing a receiver, liquidator, assignee, trustee, custodian, sequestrator, or other similar official of Bishop's Gate Residential Mortgage Trust. This covenant and agreement shall be binding upon the Purchaser and any assignee or transferee of the Purchaser.


                                       43
(page)

(12)  No  Untrue  Information.   Neither  this  Agreement  nor  any  statement,
report or other agreement, document or instrument furnished or to be furnished pursuant to this Agreement contains or will contain any materially untrue statement of fact or omits or will omit to state a fact necessary to make the statements contained therein not misleading.

(13) Privacy. For a period of one year from the date of Purchaser's receipt thereof, or such longer period as may be required by law, Purchaser agrees and acknowledges that, with respect only to those mortgage loans Purchaser does not opt to purchase, as to all nonpublic personal information received or obtained by it with respect to any related mortgagor: (a) such information is and shall be held by Purchaser in accordance with all applicable law, including but not limited to the privacy provisions of the Gramm-Leach Bliley Act; (b) such information is in connection with a proposed or actual secondary market sale related to a transaction of the Mortgagor for purposes of 16 C.F.R.ss.313.14(a)(3); and (c) Purchaser is hereby prohibited from disclosing or using any such information other than to carry out the express provisions of this Agreement, or as otherwise permitted by applicable law.

(14) Non-solicitation. The Purchaser agrees that it shall not solicit Mortgagors (in writing or otherwise) to refinance any of the Mortgage Loans for which PHH Mortgage Corporation is at the time acting as Servicer hereunder; provided that mass advertising or mailings (such as placing advertisements on television, on radio, in magazines or in newspapers or including messages in billing statements) that are not exclusively directed towards the Mortgagors shall not constitute solicitation and shall not violate this covenant.

(15)  Review  of  Mortgage  Loan  Schedule.  The  Purchaser  has  reviewed  the
Mortgage Loan Schedule and confirms that the pricing and terms of this transaction include the Purchaser's consideration of such Mortgage Loan Schedule (and any exceptions to the representations and warranties set forth in Section 3.03 appearing on such Mortgage Loan Schedule).

      Section 4.02      Conditions Precedent to Closing.

      Each purchase of Mortgage Loans hereunder shall be subject to each of the following conditions:

      (a) All of the representations and warranties of Seller and Purchaser under this Agreement (other than in respect of matters specifically identified as exceptions on the applicable Mortgage Loan Schedule) shall be true and correct as of the Funding Date, and no event shall have occurred which, with notice or the passage of time, would constitute an Event of Default under this Agreement.


                                       44
(page)

      (b) Purchaser or Purchaser's attorneys shall have received, all closing documents as specified herein, in such forms as are agreed upon and acceptable to Purchaser, duly executed by all signatories other than Purchaser as required pursuant to the respective terms thereof.

      (c) All other terms and conditions of this Agreement shall have been complied with.

      Subject to the foregoing conditions, Purchaser shall pay to Seller on each Funding Date the applicable Purchase Price as provided herein.

                                   ARTICLE V

                ADMINISTRATION AND SERVICING OF MORTGAGE LOANS

      Section 5.01 PHH Mortgage to Act as Servicer; Servicing Standards; Additional Documents; Consent of the Purchaser.

(1) The Servicer, as independent contract servicer, shall service and administer the Mortgage Loans and REO Property from and after each Funding Date in accordance with the terms and provisions of the Mortgage Loans, applicable law and the terms and provisions of this Agreement for and on behalf of, and in the best interests of, the Purchaser (without taking into account any relationship the Servicer may have with any Mortgagor or other Person, the participation, if any, of the Servicer in any financing provided in connection with the sale of any Mortgaged Property, or the Servicer's obligation to advance any expenses or incur any costs in the performance of its duties hereunder) in accordance with a standard that is not less than the higher of (a) the same care, skill, prudence and diligence with which it services similar assets held for its own or its Affiliates' account, (b) the same care, skill, prudence and diligence with which it services similar assets for third party institutional investors, and (c) Accepted Servicing Practices, in each case giving due consideration to Purchaser's reliance on Servicer. Subject to the foregoing standards, in connection with such servicing and administration, the Servicer shall seek to maximize the timely recovery of principal and interest on the Mortgage Notes.

(2) To the extent consistent with Section 5.01(1) and further subject to any express limitations set forth in this Agreement, the Servicer (acting alone or, solely in the circumstances permitted hereunder, acting through a subservicer) shall have full power and authority to do or cause to be done any and all things that it may deem necessary or desirable in connection with such servicing and administration, including the power and authority (a) to execute and deliver, on behalf of the Purchaser, customary consents or waivers and other instruments and documents (including estoppel certificates), (b) to consent to transfers of any Mortgaged Property and assumptions of the Mortgage Notes and related Mortgages, (c) to submit claims to collect any Insurance Proceeds and Liquidation Proceeds, (d) to consent to the application of any Insurance Proceeds or Condemnation Proceeds to the restoration of the applicable Mortgaged Property or otherwise, (e) to bring an action in a court of law, including an unlawful detainer action, to enforce rights of the Purchaser with respect to any Mortgaged Property, (f) to execute and deliver, on behalf of the Purchaser, documents relating to the management, operation, maintenance, repair, leasing, marketing and sale of any Mortgaged Property or any REO Property, and (g) to effectuate foreclosure or other conversion of the ownership of the Mortgaged Property securing any Mortgage Loan; provided that the Servicer shall not take any action not provided for in this Agreement that is materially inconsistent with or materially prejudices the interest of the Purchaser in any Mortgage Loan or under this Agreement. If reasonably requested by the Servicer, the Purchaser shall furnish the Servicer with any powers of attorney and other documents reasonably necessary or appropriate to enable the Servicer to service and administer the Mortgage Loans and the REO Properties, including documents relating to the foreclosure, receivership, management, operation, maintenance, repair, leasing, marketing and sale (in foreclosure or otherwise) of any Mortgaged Property or any REO Property.


                                       45
(page)

      Servicer, on behalf of Purchaser, shall service and administer the Mortgage Loans and Mortgagor information and records in accordance with the terms of the Mortgage Loan documents and the requirements of applicable federal, state and local laws, regulations and executive orders. Servicer, at all times during the term of this Agreement shall service and administer the Mortgage Loans and Mortgagor information and records in a commercially reasonable manner in accordance with applicable laws and regulations and shall adhere to all provisions contained in the Gramm-Leach-Bliley Act (together with regulations and guidelines promulgated thereunder, the "Act"), as amended from time to time.

      Servicer and Purchaser shall, in a commercially reasonable manner, cooperate with each other to assure continuing compliance of both parties with all amendments to the Act as applicable to servicers and investors of the character of Servicer and Purchaser, respectively. In the event that (i) the legal or regulatory requirements applicable to Purchaser pertaining to Mortgagor privacy or data security are not fulfilled in any material respect by Servicer's duties pursuant to the provisions of this Agreement, or (ii) Servicer's servicing practices would result in a violation by the Purchaser of regulatory requirements applicable to the Purchaser, Purchaser shall provide written notice to Servicer. Servicer agrees to use its reasonable best efforts to service the Mortgage Loans in a manner which satisfies the requirements of Purchaser's regulators about which Purchaser informs Servicer.

      If either party receives a complaint concerning a violation or alleged violation of privacy rights or other notice with respect to information sharing involving an opt out of sharing any non-public personal information relating to the Mortgagor or any Mortgage Loan, then such party shall promptly notify the other party.

(3)   Notwithstanding anything to the contrary contained herein:

      (a) the Servicer acknowledges that the Purchaser will retain title to, and ownership of, the Mortgage Loans and the REO Properties and that the Servicer does not hereby acquire any title to, security interest in, or other rights of any kind in or to any Mortgage Loan or REO Property or any portion thereof;


                                       46
(page)

      (b) the Servicer shall not file any lien or any other encumbrance on, exercise any right of setoff against, or attach or assert any claim in or on any Mortgage Loan or REO Property, unless authorized pursuant to a judicial or administrative proceeding or a court order;

      (c) the Servicer shall, in servicing the Mortgage Loans, follow and comply with the servicing guidelines established by FNMA, provided that the Servicer shall specifically notify the Purchaser in writing and obtain the Purchaser's written consent prior to the Servicer taking any of the following actions: (1) modifying, amending or waiving any of the financial terms of, or making any other material modifications to, a Mortgage Loan, except the Servicer may be permitted to do so in the event of a Specially Serviced Mortgage Loan or, upon the Mortgagor's request, accept a principal prepayment and re-amortize the then remaining principal balance over the then remaining term of the loan (resulting in a lower scheduled monthly payment but no change in the maturity date); (2) forgiving principal or interest on, or permitting to be satisfied at a discount, any Mortgage Loan except in the event of a Specially Serviced Mortgage Loan; (5) accepting substitute or additional collateral, or releasing any collateral, for a Mortgage Loan. If the Purchaser has not approved or rejected in writing any proposed action(s) recommended by the Servicer to be taken hereunder within 5 Business Days of the date such recommendation is made, then the Purchaser shall be deemed to have rejected such recommended action(s) and the Servicer shall not take any such action(s);

      (d) the Servicer shall notify the Purchaser of any modification, waiver or amendment of any term of any Mortgage Loan and the date thereof and shall deliver to the Purchaser, for deposit in the related Mortgage File, an original counterpart of the agreement relating to such modification, waiver or amendment promptly following the execution thereof; and

      (e) the Servicer shall remain liable for the full performance of its obligations hereunder notwithstanding any appointment by the Servicer of a subservicer or subservicers hereunder.

      Section 5.02      Collection of Mortgage Loan Payments.

      Continuously from the date hereof until the principal and interest on all Mortgage Loans are paid in full, the Servicer will proceed diligently to collect all payments due under each Mortgage Loan when the same shall become due and payable and shall, to the extent such procedures shall be consistent with this Agreement and the terms and provisions of any related Primary Insurance Policy, follow such collection procedures as it follows with respect to mortgage loans comparable to the Mortgage Loans, which procedures shall in any event comply with the servicing standards set forth in Section
5.01. Furthermore, the Servicer shall ascertain and estimate annual ground rents, taxes, assessments, fire and hazard insurance premiums, mortgage insurance premiums, and all other charges that, as provided in the Mortgages, will become due and payable to the end that the installments payable by the Mortgagors will be sufficient to pay such charges as and when they become due and payable.


                                       47
(page)

      Section 5.03      Reports for Foreclosure Sales.

      The Servicer shall, within five (5) Business Days following the occurrence of any foreclosure sale with respect to any Mortgaged Property, deliver to the Purchaser a notice of foreclosure sale substantially in the form of Exhibit 5.03 attached hereto.

      Section 5.04      Establishment   of  Custodial   Account;   Deposits  in
Custodial Account.

      The Servicer shall segregate and hold all funds collected and received pursuant to each Mortgage Loan separate and apart from any of its own funds and general assets and shall establish and maintain one or more Custodial Accounts, in the form of time deposit or demand accounts. Servicer shall establish a Custodial Account which shall be an Eligible Account. The creation of any Custodial Account shall be evidenced by a letter agreement in the form of Exhibit 5.04 attached hereto A copy of such letter agreement shall be furnished to the Purchaser.

      The Servicer shall deposit in the Custodial Account within two (2) Business Days after receipt (or as otherwise required pursuant to this Agreement in the case of clauses (8), (9) and (10) of this Section 5.04) and retain therein the following payments and collections received or made by it subsequent to each Funding Date, or received by it prior to the Funding Date and allocable to a period subsequent to the Cutoff Date, other than in respect of principal and interest on the Mortgage Loans due on or before the Cutoff Date (regardless of when received):

(1) all payments on account of principal, including Principal Prepayments, on the Mortgage Loans;

(2)   all payments on account of interest on the Mortgage Loans;

(3)   all Liquidation Proceeds;

(4)   all REO Proceeds;

(5) all Insurance Proceeds, including amounts required to be deposited pursuant to Sections 5.08 and 5.09, other than proceeds released to the applicable Mortgagors in accordance with the Servicer's normal servicing procedures, the related Mortgages or applicable law;

(6)   all  Condemnation  Proceeds  affecting any Mortgaged  Property  which are
not  released  to  a  Mortgagor  in  accordance  with  the  Servicer's   normal
servicing procedures, the related Mortgage or applicable law;

(7)   any Monthly Advances in accordance with Section 6.03;

(8)   any  amounts  required  to be  deposited  by  the  Servicer  pursuant  to
Section 5.09 in connection with the deductible clause in any blanket hazard insurance policy, such deposit to be made from the Servicer's own funds without reimbursement therefor;


                                       48
(page)

(9) interest on amounts on deposit in the Custodial Account and any amounts required to be deposited by the Servicer pursuant to Section 5.14 in connection with any losses on Permitted Investments; and

(10) any amounts required to be deposited in the Custodial Account pursuant to Sections 7.01 or 7.02 or otherwise pursuant to the terms hereof.

      The foregoing requirements for deposit in the Custodial Account shall be exclusive, it being understood and agreed that, without limiting the generality of the foregoing, payments in the nature of assumption fees, to the extent permitted by Section 7.01, need not be deposited by the Servicer in the Custodial Account and shall be retained by the Servicer as additional compensation.

      Section 5.05      Permitted Withdrawals from the Custodial Account.

      The Servicer  may, from time to time in  accordance  with the  provisions
hereof,   withdraw  amounts  from  the  Custodial  Account  for  the  following purposes (without duplication):

(1) to reimburse itself for unreimbursed Monthly Advances and Servicing Advances that the Servicer has determined to be Non-Recoverable Advances as provided in Section 6.04

(2) to make payments to the Purchaser in the amounts, at the times and in the manner provided for in Section 6.01;

(3) to reimburse itself for unreimbursed Servicing Advances and for unreimbursed Monthly Advances, the Servicer's right to reimburse itself pursuant to this Subsection (3) with respect to any Mortgage Loan being limited to related Liquidation Proceeds, Condemnation Proceeds, Insurance Proceeds and such other amounts as may be collected by the Servicer from the Mortgagor or otherwise relating to the Mortgage Loan, it being understood that, in the case of such reimbursement, the Servicer's right thereto shall be prior to the rights of the Purchaser, except that, (a) where a Seller is required to repurchase a Mortgage Loan pursuant to Sections 2.04, 3.04 and/or 7.02, the Servicer's right to such reimbursement shall be subsequent and subordinate to the payment to the Purchaser of the applicable Repurchase Price and all other amounts required to be paid to the Purchaser with respect to such Mortgage Loan

(4) to pay to itself, solely out of the interest portion of the Monthly Payment due and actually received with respect to a Mortgage Loan during the period ending on the most recent Determination Date, the Servicing Fee with respect to such Mortgage Loan;

(5) to pay to itself with respect to each Mortgage Loan that has been repurchased pursuant to Sections 2.04, 3.04 and/or 7.02 all amounts received thereon and not distributed as of the date on which the related Repurchase Price is determined (except to the extent that such amounts constitute part of the Repurchase Price to be remitted to the Purchaser);


                                       49
(page)

(6)   to  reimburse  itself,  without  duplication,   for  the  amount  of  any
premiums paid with respect to  Purchaser-Paid  Mortgage  Insurance  pursuant to
Section 5.08;

(7)   to remove any amounts deposited into the Custodial Account in error; and

(8) to clear and terminate the Custodial Account (i) upon the transfer of the funds therein to another Eligible Account pursuant to Section 5.07 or
(ii) upon the termination of this Agreement, with any funds contained therein to be distributed in accordance with the terms of this Agreement.

      The Servicer shall keep and maintain a separate, detailed accounting, on a Mortgage Loan-by-Mortgage Loan basis, for the purpose of justifying any withdrawal from the Custodial Account pursuant to this Section.

      Section 5.06      Payment  of  Taxes,   Insurance   and  Other   Charges;
Maintenance of Primary Insurance Policies; Collections Thereunder.

      With  respect  to  each  Mortgage   Loan,  the  Servicer  shall  maintain
accurate records reflecting the status of taxes which are or may become a lien upon the Mortgaged Property and the status of Primary Insurance Policy premiums and fire and hazard insurance coverage and flood insurance coverage, if applicable, and shall obtain, from time to time, all bills for the payment of such charges (including renewal premiums) and shall determine that any such payments are made by the Mortgagor at the time they first become due. The Servicer assumes full responsibility for the timely payment of all such bills and shall effect timely payment of all such charges irrespective of each Mortgagor's faithful performance in the payment of same, and the Servicer shall make advances from its own funds to effect such payments. In the event any penalties or interest accrue or losses are incurred by Purchaser due to Servicer's failure to perform its duties pursuant to the preceding sentences, such penalties and interest and losses shall be borne by Servicer.

      The Servicer shall maintain in full force and effect a Primary Insurance Policy conforming in all respects to the description set forth in
Section  3.03(27),  issued  by an  insurer  described  in  that  Section,  with respect to each Mortgage Loan for which such coverage is required. Such coverage will be maintained until the Loan-to-Value Ratio of the related Mortgage Loan is reduced to 75% or less in the case of a Mortgage Loan having a Loan-to-Value Ratio at origination in excess of 80% or until such time, if any, as such insurance is required to be released in accordance with the provisions of applicable law including, but not limited to, the Homeowners Protection Act of 1998. The Servicer shall assure that all premiums due under any Primary Insurance Policy are paid in a timely manner, but, shall be entitled to reimbursement pursuant to the terms of this Agreement for premiums paid by the Servicer on behalf of any Mortgagor who is obligated to pay such premiums but fails to do so. The Servicer shall not cancel or refuse to renew any Primary Insurance Policy in effect on the Funding Date that is required to be kept in force under this Agreement unless a replacement Primary Insurance Policy for such canceled or nonrenewed policy is obtained from and maintained with an insurer that satisfies the standards set forth in Section 3.03(27). The Servicer shall not take any action which would result in noncoverage under any applicable Primary Insurance Policy of any loss which, but for the actions of the Servicer, would have been covered thereunder. In connection with any assumption or substitution agreement entered into or to be entered into pursuant to Section 7.01, the Servicer shall promptly notify the insurer under the related Primary Insurance Policy, if any, if required, of such assumption or substitution of liability in accordance with the terms of such policy and shall take all actions which may be required by such insurer as a condition to the continuation of coverage under the Primary Insurance Policy. If such Primary Insurance Policy is terminated as a result of such assumption or substitution of liability, then the Servicer shall obtain, with the Purchaser's consent, and, except as otherwise provided above, maintain, a replacement Primary Insurance Policy as provided above.


                                       50
(page)

      In connection with its activities as servicer, the Servicer agrees to prepare and present, on behalf of itself and the Purchaser, claims to the insurer under any Primary Insurance Policy in a timely fashion in accordance with the terms of such policies and, in this regard, to take such action as shall be necessary to maximize recovery under any Primary Insurance Policy respecting a defaulted Mortgage Loan. Pursuant to Section 5.04, any amounts collected by the Servicer under any Primary Insurance Policy shall be deposited in the Custodial Account, subject to withdrawal in accordance with
Section 5.05.

      Section 5.07      Transfer of Accounts.

      The Servicer may transfer the Custodial Account or any Escrow Account to a different depository institution from time to time; provided that (i) no such transfer shall be made unless all certifications or letter agreements required under Section 5.04 have been executed and delivered by the parties thereto; and (ii) concurrently upon any such transfer, the Servicer shall give written notice thereof to the Purchaser. Notwithstanding anything to the contrary contained herein, the Custodial Account shall at all times constitute an Eligible Account.

      Section 5.08      Maintenance of Hazard Insurance.

      The Servicer shall cause to be maintained for each Mortgage Loan fire and hazard insurance with extended coverage as is customary in the area where the Mortgaged Property is located in an amount that is at least equal to the lesser of (a) the maximum insurable value of the improvements securing such Mortgage Loan and (b) the greater of (1) the Unpaid Principal Balance of such Mortgage Loan or (2) an amount such that the proceeds thereof shall be sufficient to prevent the Mortgagor and/or the loss payee from becoming a co-insurer.

      If any Mortgaged Property is in an area identified by the Federal Emergency Management Agency as having special flood hazards and such flood insurance has been made available, then the Servicer will cause to be maintained a flood insurance policy meeting the requirements of the current guidelines of the Federal Insurance Administration with a generally acceptable insurance carrier, in an amount representing coverage not less than the lesser of (a) the minimum amount required, under the terms of coverage, to compensate for any damage or loss on a replacement cost basis (or the outstanding principal balance of the related Mortgage Loan if replacement cost coverage is not available for the type of building insured) or (b) the maximum amount of insurance which is available under the Flood Disaster Protection Act of 1973, as amended (assuming that the area in which such Mortgaged Property is located is participating in such program).


                                       51
(page)

      The Servicer shall also maintain on each REO Property fire, hazard and liability insurance, and to the extent required and available under the Flood Disaster Protection Act of 1973, as amended, flood insurance with extended coverage in an amount which is at least equal to the lesser of (a) the maximum insurable value of the improvements which are a part of such property and (b) the outstanding principal balance of the related Mortgage Loan at the time it became an REO Property plus accrued interest at the Note Rate and related Servicing Advances.

      All such policies shall be endorsed with standard mortgagee clauses with loss payable to the Servicer, or upon request to the Purchaser, and shall provide for at least 30 days prior written notice of any cancellation, reduction in the amount of, or material change in, coverage to the Servicer. The Servicer shall not interfere with the Mortgagor's freedom of choice in selecting either his insurance carrier or agent, provided that the Servicer shall not accept any such insurance policies from insurance companies unless such companies (a) currently reflect (1) a general policyholder's rating of B+ or better and a financial size category of III or better in Best's Key
Rating Guide, or (2) a general policyholder's rating of "A" or "A-" or better in Best's Key Rating Guide, and (b) are licensed to do business in the state wherein the related Mortgaged Property is located. Notwithstanding the foregoing, the Servicer may accept a policy underwritten by Lloyd's of London or, if it is the only coverage available, coverage under a state's Fair Access to Insurance Requirement (FAIR) Plan. If a hazard policy becomes in danger of being terminated, or the insurer ceases to have the ratings noted above, the Servicer shall notify the Purchaser and the related Mortgagor, and shall use its best efforts, as permitted by applicable law, to obtain from another qualified insurer a replacement hazard insurance policy substantially and materially similar in all respects to the original policy. In no event, however, shall a Mortgage Loan be without a hazard insurance policy at any time, subject only to Section 5.09.

      Pursuant to Section 5.04, any amounts collected by the Servicer under any such policies and applied to the restoration or repair of the Mortgaged Property or REO Property, or released to the Mortgagor in accordance with the Servicer's normal servicing procedures, shall be deposited in the Custodial Account within two (2) Business Days after receipt, subject to withdrawal in accordance with Section 5.05. Any cost incurred by the Servicer in maintaining any such insurance shall not, for the purpose of calculating remittances to the Purchaser, be added to the unpaid principal balance of the related Mortgage Loan, notwithstanding that the terms of such Mortgage Loan so permit.

      It is understood and agreed that no earthquake or other additional insurance need be required by the Servicer of the Mortgagor or maintained on property acquired in respect of the Mortgage Loan, other than pursuant to such applicable laws and regulations as shall at any time be in force and as shall require such additional insurance, and as required by any applicable Insurer under any Primary Insurance Policy or to conform with Accepted Servicing Practices.


                                       52
(page)

      Section 5.09      Maintenance of Mortgage Impairment Insurance Policy.

      If the Servicer obtains and maintains a blanket policy issued by an issuer that has a Best's Key rating of A+:V insuring against hazard losses on all of the Mortgage Loans, then, to the extent such policy provides coverage in an amount equal to the amount required pursuant to Section 5.08 and otherwise complies with all other requirements of Section 5.08, it shall conclusively  be  deemed  to have  satisfied  its  obligations  as set forth in
Section 5.08, it being understood and agreed that such policy may contain a deductible clause, in which case the Servicer shall, if there shall not have been maintained on the related Mortgaged Property or REO Property a policy complying with Section 5.08 and there shall have been one or more losses which would have been covered by such policy, deposit in the Custodial
Account the amount not otherwise paid under the blanket policy and the Servicer shall not be entitled to obtain reimbursement therefor. In connection with its activities as servicer of the Mortgage Loans, the Servicer agrees to prepare and present, on behalf of the Purchaser, claims under any such blanket policy in a timely fashion in accordance with the terms of such policy. Upon request of the Purchaser, the Servicer shall cause to be delivered to the Purchaser a certified true copy of such policy and a statement from the insurer thereunder that such policy shall in no event be terminated or materially modified without 30 days' prior written notice to the Purchaser. Notwithstanding the preceding sentences, Servicer shall not be required to provide coverage under a blanket policy on any Mortgage Loan where payment of such premium would be deemed a Nonrecoverable Advance. Upon such determination, Servicer shall immediately provide Purchaser with notice relating to the same.

      Section 5.10      Fidelity Bond; Errors and Omissions Insurance.

      The Servicer shall maintain, at its own expense, a blanket fidelity bond and an errors and omissions insurance policy, with broad coverage with responsible companies that would meet the requirements of FNMA and FHLMC on all officers, employees or other Persons acting in any capacity with regard to the Mortgage Loan to handle funds, money, documents and papers relating to the Mortgage Loans. The Fidelity Bond and errors and omissions insurance shall be in the form of the "Mortgage Banker's Blanket Bond" and shall protect and insure the Servicer against losses, including losses arising by virtue of any Mortgage Loan not being satisfied in accordance with the procedures set forth in Section 7.02 and/or losses resulting from or arising in connection with forgery, theft, embezzlement, fraud, errors and omissions and negligent acts of or by such Persons. Such Fidelity Bond shall also protect and insure the Servicer against losses in connection with the failure to maintain any insurance policies required pursuant to this Agreement and the release or satisfaction of a Mortgage Loan without having obtained payment in full of the indebtedness secured thereby. No provision of this
Section 5.10 requiring the Fidelity Bond and errors and omissions insurance shall diminish or relieve the Servicer from its duties and obligations as set forth in this Agreement. The minimum coverage under any such bond and insurance policy shall be at least equal to the corresponding amounts required  by FNMA  in the  FNMA  Guide  and by  FHLMC  in the  FHLMC  Servicing
Guide. The Servicer shall cause to be delivered to the Purchaser on or before the Funding Date: (i) a certified true copy of the Fidelity Bond and insurance policy; (ii) a written statement from the surety and the insurer that such Fidelity Bond or insurance policy shall in no event be terminated or materially modified without 30 days' prior written notice to the
Purchaser; and (iii) written evidence reasonably satisfactory to the Purchaser that such Fidelity Bond or insurance policy provides that the Purchaser is a beneficiary or loss payee thereunder.


                                       53
(page)

      Section 5.11      Management of REO Properties.

      If title to any Mortgaged Property is acquired in foreclosure or by deed in lieu of foreclosure (each, an "REO Property"), the deed or certificate of sale shall be taken in the name of the Purchaser or the Person designated by the Purchaser. The Servicer (acting alone or through a subservicer or managing agent specializing in the disposition of REO Properties), on behalf of the Purchaser, shall, subject to Section 5.01(3), dispose of any REO Property pursuant to Section 5.12. Promptly following any acquisition by the Purchaser (through the Servicer) of an REO Property, the Servicer shall obtain a narrative appraisal thereof (at the expense of the Purchaser) in order to determine the fair market value of such REO Property. The Servicer shall also cause each REO Property to be inspected promptly upon the acquisition of title thereto and shall cause each REO Property to be inspected at least monthly thereafter, and Servicer shall be entitled to be reimbursed for expenses in connection therewith in accordance with this Agreement. The Servicer shall make or cause to be made a written report of each such inspection. Such reports shall be retained in the Servicer's Mortgage File and copies thereof shall be forwarded by the Servicer to the Purchaser.

      Notwithstanding anything to the contrary contained herein, if a REMIC election has been or is to be made with respect to the arrangement under which the Mortgage Loans and the REO Properties are held, then the Servicer shall manage, conserve, protect and operate each REO Property in a manner that does not cause such REO Property to fail to qualify as "foreclosure property" within the meaning of Section 86OG(a)(8) of the Code or result in the receipt by such REMIC of any "income from non-permitted assets" within the meaning of Section 86OF(a)(2)(b) or any "net income from foreclosure property" within the meaning of Section 86OG(c)(2) of the Code (or comparable provisions of any successor or similar legislation).

      The Servicer shall deposit and hold all revenues and funds collected and received in connection with the operation of each REO Property in the Custodial Account, and the Servicer shall account separately for revenues and funds received or expended with respect to each REO Property.

      The Servicer shall have full power and authority, subject only to the specific requirements and prohibitions of this Agreement (and, in particular, Section 5.01(3)(c)), to do any and all things in connection with any REO Property as are consistent with the servicing standards set forth in Section
5.01. In connection therewith, the Servicer shall deposit or cause to be deposited within two (2) Business Days of receipt in the Custodial Account all revenues and collections received or collected by it with respect to each REO Property, including all proceeds of any REO Disposition. Subject to
Section 5.13, the Servicer shall withdraw (without duplication) from the Custodial Account, but solely from the revenues and collections received or collected by it with respect to a specific REO Property, such funds necessary for the proper operation, management and maintenance of such REO Property, including the following:


                                       54
(page)

(1)   all insurance premiums due and payable in respect of such REO Property;

(2) all real estate taxes and assessments in respect of such REO Property that may result in the imposition of a lien thereon;

(3) all customary and reasonable costs and expenses necessary to maintain, repair, appraise, evaluate, manage or operate such REO Property (including the customary and reasonable costs incurred or assessed by any "managing agent" retained by the Servicer in connection with the maintenance, management or operation of such REO Property);

(4) all reasonable costs and expenses of restoration improvements, deferred maintenance and tenant improvements; and

(5) all other reasonable costs and expenses, including reasonable attorneys' fees, that the Servicer may suffer or incur in connection with its performance of its obligations under this Section (other than costs and expenses that the Servicer is expressly obligated to bear pursuant to this Agreement).

      To the  extent  that  amounts on deposit  in the  Custodial  Account  are insufficient for the purposes set forth in clauses (1) through (5) above, the Servicer shall, subject to Section 6.04, advance the amount of funds required to cover the shortfall with respect thereto. The Servicer shall promptly notify the Purchaser in writing of any failure by the Servicer to make a Servicing Advance of the type specified in clauses (1) or (2) above
(irrespective of whether such Servicing Advance is claimed to be non-recoverable by the Servicer pursuant to Section 6.04).

      Following the consummation of an REO Disposition, the Servicer shall remit to the Purchaser, in accordance with Section 6.01, any proceeds from such REO Disposition in the Custodial Account following the payment of all expenses and Servicing Advances relating to the subject REO Property as described in this Section 5.11.

      Section 5.12      Sale  of  Specially  Serviced  Mortgage  Loans  and REO
Properties.

      The Servicer shall offer to sell any REO Property in the manner that is in the best interests of the Purchaser or other owner of the REO, but no later than the time determined by the Servicer to be sufficient to result in the sale of such REO Property on or prior to the time specified in Section
5.11. In accordance with the servicing standards set forth in Section 5.01, the Servicer or designated agent of the Servicer shall solicit bids and offers from Persons for the purchase of any REO Property.

      The Servicer shall act on behalf of the Purchaser in negotiating and taking any other action necessary or appropriate in connection with the sale of any REO Property, including the collection of all amounts payable in connection therewith. The Servicer shall manage and negotiate terms of sale on REO Properties with the same care, skill, prudence and diligence with which Servicer manages its own REO Properties. The proceeds of any sale after the deduction of the expenses of such sale incurred with connection therewith shall be promptly deposited in the Collection Account in accordance with Section 5.04.


                                       55
(page)

      Section 5.13 Realization Upon Specially Serviced Mortgage Loans and REO Properties.

      Subject to Section 5.01(3), the Servicer shall foreclose upon or otherwise comparably convert the ownership of properties securing such of the Specially Serviced Mortgage Loans as come into and continue in default and as to which (a) in the reasonable judgment of the Servicer, no satisfactory arrangements can, in accordance with prudent lending practices, be made for collection of delinquent payments pursuant to Section 5.01 and (b) such foreclosure or other conversion is otherwise in accordance with Section
5.01. The Servicer shall not be required to expend its own funds in connection with any foreclosure or towards the restoration, repair, protection or maintenance of any property unless it shall determine that such expenses will be recoverable to it as Servicing Advances either through Liquidation Proceeds or through Insurance Proceeds (in accordance with
Section 5.05) or from any other source relating to the Specially Serviced Mortgage Loan. The Servicer shall be required to advance funds for all other costs and expenses incurred by it in any such foreclosure proceedings; provided that it shall be entitled to reimbursement thereof from the proceeds of liquidation of the related Mortgaged Property, as contemplated by Section 5.05.

      Upon any Mortgaged Property becoming an REO Property, the Servicer shall promptly notify the Purchaser thereof, specifying the date on which such Mortgaged Property became an REO Property. Pursuant to its efforts to sell such REO Property, the Servicer shall, either itself or through an agent selected by it, protect and conserve such REO Property in accordance with the servicing standards set forth in Section 5.01 and may, subject to Section 5.01(3) and incident to its conservation and protection of the interests of the Purchaser, rent the same, or any part thereof, for the period to the sale of such REO Property.

      Notwithstanding anything to the contrary contained herein, the Purchaser shall not, and the Servicer shall not on the Purchaser's behalf, acquire any real property (or personal property incident to such real property) except in connection with a default or a default that is imminent on a Mortgage Loan. If the Purchaser acquires any real property (or personal property incident to such real property) in connection with such a default, then such property shall be disposed of by the Servicer in accordance with this Section and Section 5.12 as soon as possible but in no event later than 3 years after its acquisition by the Servicer on behalf of the Purchaser, unless the Servicer obtains, at the expense of the Purchaser, in a timely fashion an extension from the Internal Revenue Service for an additional specified period.


                                       56
(page)

      Any recommendation of the Servicer to foreclose on a defaulted Mortgage Loan shall be subject to a determination by the Servicer that the proceeds of such foreclosure would exceed the costs and expenses of bringing such a proceeding. The income earned from the management of any REO Property, net of reimbursement to the Servicer for Servicing Advances and fees for work-out compensation in accordance with the FNMA Servicing Guide, incurred with respect to such REO Property under Section 5.11, shall be applied to the payment of the costs and expenses set forth in Section 5.11(4), with any remaining amounts to be promptly deposited in the Custodial Account in accordance with Section 5.11.

      If, in the exercise of its servicing obligations with respect to any Mortgaged Property hereunder, the Servicer deems it is necessary or advisable to obtain an Environmental Assessment, then the Servicer shall obtain an
Environmental Assessment, it being understood that all reasonable costs and expenses incurred by the Servicer in connection with any such Environmental Assessment (including the cost thereof) shall be deemed to be Servicing Advances recoverable by the Servicer pursuant to Section 5.11(4), provided however, if the reasonable estimated cost of such Environmental Assessment is greater than $3,000.00, Servicer shall not obtain an Environmental Assessment, nor shall Servicer be entitled to reimbursement for such costs without the Purchaser's prior written consent. Such Environmental Assessment shall (a) assess whether (1) such Mortgaged Property is in material violation of applicable Environmental Laws or (2) after consultation with an environmental expert, taking the actions necessary to comply with applicable
Environmental Laws is reasonably likely to produce a greater recovery on a net present value basis than not taking such actions, and (b) identify whether (1) any circumstances are present at such Mortgaged Property relating to the use, management or disposal of any hazardous materials for which investigation, testing, monitoring, containment, clean-up or re mediation could be required under any federal, state or local law or regulation, or (2) if such circumstances exist, after consultation with an environmental expert, taking such actions is reasonably likely to produce a greater recovery on a present value basis than not taking such actions. (The conditions described in the immediately preceding clauses (a) and (b) shall be referred to herein as "Environmental Conditions Precedent to Foreclosure.") If any such Environmental Assessment so warrants, the Servicer is hereby authorized to and shall perform such additional environmental testing as it deems necessary and prudent, after obtaining Purchaser's authorization, to establish the satisfaction of the foregoing Environmental Conditions Precedent to Foreclosure or to proceed as set forth below (such additional testing thereafter being included in the term "Environmental Assessment ").

      If an Environmental Assessment deemed necessary or advisable by the Servicer in accordance with this Section 5.13 establishes that any of the Environmental Conditions Precedent to Foreclosure is not satisfied with respect to any Mortgaged Property, but the Servicer in good faith reasonably believes that it is in the best economic interest of the Purchaser to proceed against such Mortgaged Property and, if title thereto is acquired, to take such remedial, corrective or other action with respect to the unsatisfied condition or conditions as may be prescribed by applicable law to satisfy such condition or conditions, then the Servicer shall so notify the Purchaser. If, pursuant to Section 5.01(3), the Purchaser has notified the Servicer in writing to proceed against such Mortgaged Property, then the Servicer shall so proceed. The cost of any remedial, corrective or other action contemplated by the preceding sentence in respect of any of the Environmental Conditions Precedent to Foreclosure that is not satisfied shall not be an expense of the Servicer and the Servicer shall not be required to expend or risk its own funds or otherwise incur any financial liability in connection with any such action.


                                       57
(page)

      If an Environmental Assessment deemed necessary or advisable by the Servicer in accordance with this Section 5.13 establishes that any of the Environmental Conditions Precedent to Foreclosure is not satisfied with respect to any Mortgaged Property and, in accordance with Section 5.01(3)(c), the Purchaser elects or is deemed to have elected not to proceed against such Mortgaged Property, then the Servicer shall, subject to Section 5.01(3)(c), take such action as it deems to be in the best economic interest of the Purchaser (other than proceeding against the Mortgaged Property or directly or indirectly becoming the owner or operator thereof) as determined in accordance with the servicing standard set forth in Section 5.01 and is hereby authorized at such time as it deems appropriate to release such Mortgaged Property from the lien of the related Mortgage.

      Prior to the Servicer taking any action with respect to the use, management or disposal of any hazardous materials on any Mortgaged Property, the Servicer shall request the approval of the Purchaser in accordance with
Section 5.01(3)(c) and, if such action is approved by the Purchaser, (a) keep the Purchaser apprised of the progress of such action; and (b) take such action in compliance with all applicable Environmental Laws.

      Section 5.14      Investment of Funds in the Custodial Account.

      The Servicer may direct any depository institution which holds the Custodial Account to invest the funds in the Custodial Account in one or more Permitted Investments bearing interest. All such Permitted Investments shall be held to maturity, unless payable on demand. In the event amounts on deposit in the Custodial Account are at any time invested in a Permitted Investment payable on demand, the Servicer shall:

      (a) consistent with any notice required to be given thereunder, demand that payment thereon be made on the last day such Permitted Investment may otherwise mature hereunder in an amount equal to the lesser of (1) all amounts then payable thereunder and (2) the amount required to be withdrawn on such date; and

      (b)   demand  payment  of  all  amounts  due  thereunder   promptly  upon
determination by the Servicer or notice from the Purchaser that such Permitted Investment would not constitute a Permitted Investment in respect of funds thereafter on deposit in the Custodial Account.

      All income and gain realized from investment of funds deposited in the Custodial Account shall be for the benefit of the Servicer and shall be subject to its withdrawal in accordance with Section 6.01. The Servicer shall deposit in the Custodial Account the amount of any loss incurred in respect of any Permitted Investment immediately upon realization of such loss.


                                       58
(page)

      Except as otherwise expressly provided in this Agreement, if any default occurs in the making of a payment due under any Permitted Investment, or if a default occurs in any other performance required under any Permitted Investment, the Purchaser may elect to take such action, or instruct the Servicer to take such action, as may be appropriate to enforce such payment or performance, including the institution and prosecution of appropriate proceedings, at the expense of the Servicer.

      Section 5.15      Pledged Asset Mortgage Loans.

      (a)   Representations of applicable Seller

(1) The applicable Seller hereby represents and warrants to Purchaser that prior to its assignment to Purchaser of the security interest in and to any Pledged Assets set forth in Section 5.15(b) hereof, such Seller had a first priority perfected security interest in each Securities Account, and/or, if necessary to perfect a first priority security interest in each asset contained in such Securities Account, a first priority perfected security interest in each such asset contained in such Securities Account and following such Seller's assignment of the Pledged Asset Agreements and such security interest in and to any Pledged Assets, Purchaser has a first priority perfected security interest in each Securities Account, and/or, if necessary to perfect a first priority security interest in each asset contained in such Securities Account, a perfected first priority security interest in each such asset contained in such Securities Account. Such Seller hereby represents and warrants to Purchaser that prior to the related Pledged Asset Servicer's assignment to the such Seller of the security interest in and to any Pledged Assets, the related Pledged Asset Servicer had a first priority perfected security interest in each Securities Account, and/or, if necessary to perfect a first priority security interest in each asset contained in such Securities Account, a first priority perfected security interest in each such asset contained in such Securities Account and following such Pledged Asset Servicer's assignment of the Pledged Asset Agreements and such security interest in and to any Pledged Assets, Such Seller had a first priority perfected security interest in each Securities Account, and/or, if necessary to perfect a first priority security interest in each asset contained in such Securities Account, a perfected first priority security interest in each such asset contained in such Securities Account.

(2) The applicable Seller represents and warrants to Purchaser that each Pledged Asset Mortgage Loan is insured under the terms and provisions of a Surety Bond subject to the limitations set forth therein. Such Seller covenants that within 2 Business Days after the Funding Date for any purchase of Pledged Asset Mortgage Loans, such Seller will deliver or caused to be delivered to each Surety Bond Issuer any instrument required to be delivered under the related Surety Bond, executed by the necessary parties, and that all other requirements for transferring coverage under the related Surety Bonds in respect of such Pledged Asset Mortgage Loans to the Purchaser shall be complied with. Such Seller shall indemnify Purchaser and hold it harmless against any and all claims, losses, damages, penalties, fines, forfeitures, reasonable and necessary legal fees and related costs, judgments, and any other costs, fees and expenses that are related to or arise from the non-payment of Required Surety Payments with respect to the Pledged Asset Mortgage Loans purchased by Purchaser from applicable Seller under this Agreement. The indemnification obligation provided in this subparagraph 2 with respect to each Pledged Asset Mortgage Loan shall expire upon receipt by the related Surety Bond Issuer of the necessary documentation referred to in this paragraph, signed by the appropriate parties thereto.


                                       59
(page)

(3) The applicable Seller represents and warrants that the assignment of rights to Purchaser under each Surety Bond, as described herein, will not result in Purchaser assuming any obligations or liabilities of such Seller with respect thereto.

(4) The applicable Seller represents and warrants that each Pledged Asset Servicing Agreement and the Pledge Agreements are in full force and effect as of the Funding Date and their provisions have not been waived, amended or modified in any respect, nor has any notice of termination been given thereunder. The applicable Seller represents to Purchaser that as of the Funding Date, neither such Seller nor any Pledged Asset Servicer is in default under the related Pledged Asset Servicing Agreement.

      (b)   Assignment of Security Interest

(1) With respect to each Pledged Asset Mortgage Loan sold to Purchaser under this Agreement, the applicable Seller hereby assigns to the Purchaser its security interest in and to any related Pledged Assets, all of its rights in each related Pledge Agreement, its right to receive amounts due or to become due in respect of any related Pledged Assets and its rights as beneficiary under the related Surety Bond in respect of any Pledged Asset Mortgage Loans.

      (c)   Servicing of Pledged Assets

(1) The parties acknowledge that pursuant to each Pledged Asset Servicing Agreement between the applicable Seller and the related Pledged Asset Servicer, the Securities Accounts and other Pledged Assets in which Purchaser shall (pursuant to the terms of this Agreement) have a security interest, shall continue to be maintained and serviced by such Pledged Asset Servicer. The Servicer represents and warrants that the terms of each Pledged Asset Servicing Agreement are not inconsistent with any of the provisions of this Agreement. Subject to subsection (c)(2) below, the Servicer shall service and administer the Securities Accounts and other Pledged Assets, in accordance with (i) prudent business practices and procedures employed in the industry to administer securities accounts and additional collateral similar to that securing the Pledged Asset Mortgage Loans; (ii) the terms of the related Pledge Agreements; and (iii) the terms of this Agreement. Servicer's obligations under this Section 5.15(c) will be subject to the provisions of
Section 9.04 hereof.


                                       60
(page)

(2) Notwithstanding any other provision of this Agreement to the contrary, except as provided below in this subsection (c)(2), the Servicer shall have no duty or obligation to service and administer the Pledged Assets, and the Servicer shall not be deemed to be the Pledged Asset Servicer with respect to any Pledged Asset Mortgage Loan, unless and until the related Pledged Asset Servicer's obligations to administer the Pledged Asset as provided in the related Pledged Asset Servicing Agreement have been terminated with respect to such Pledged Asset Mortgage Loans sold hereunder, in which case the Servicer shall be bound to service and administer the related Pledged Assets and the related Surety Bond in accordance with the provisions of this Agreement and the related Pledge Agreements, from the date of such termination. The Servicer shall enforce the obligations of each Pledged Asset Servicer to service and administer the Pledged Assets as provided in the related Pledged Asset Servicing Agreement, and shall take appropriate action thereunder if any Pledged Asset Servicer fails to substantially comply with its obligations to administer the Pledged Assets. Such enforcement, including without limitation, the legal prosecution of claims, termination of the related Pledged Asset Servicing Agreement with respect to the related Pledged Asset Mortgage Loans, and the pursuit of other appropriate remedies, shall be carried out as the Servicer, in its good faith business judgment, would require were it the owner of the related Securities Accounts and other Pledged Assets. Without in any way limiting any other remedies set forth herein, Servicer shall indemnify Purchaser and hold it harmless against any and all claims, losses, damages, penalties, fines, forfeitures, reasonable and necessary legal fees and related costs, judgments, and any other costs, fees and expenses (collectively, "Losses") that arise with respect to Pledged Asset Mortgage Loans purchased by Purchaser from Servicer hereunder, provided that (i) such Losses are caused by the related Pledged Asset Servicer's failure to administer the Pledged Assets as provided in the related Pledged Asset Servicing Agreement and in a manner consistent with the standard set forth in subsection (c)(1) above, (ii) the indemnification contained in this subsection (c)(2) will in no event exceed the Original Pledged Asset
Requirement for the related Pledged Asset Mortgage Loan, and (iii) such indemnification liability shall be offset to the extent that the Losses are covered by a Required Surety Payment.

(3) Under each Pledged Asset Servicing Agreement, the related Pledged Asset Servicer is required to use its best reasonable efforts to realize upon any related Pledged Assets for such of the Pledged Asset Mortgage Loans as come into and continue in default and as to which no satisfactory arrangements can be made for collection of delinquent payments; provided that the related Pledged Asset Servicer is not required to obtain title to any such Pledged Assets as a result of or in lieu of the disposition thereof or otherwise; and provided further that (i) the related Pledged Asset Servicer may not proceed with respect to such Pledged Assets in any manner that would impair the ability to recover against the related Mortgaged Property, and (ii) the Servicer shall proceed with any acquisition of REO Property in a manner that preserves the ability to apply the proceeds of such Pledged Assets against amounts owed under the defaulted Mortgage Loan. Any proceeds realized from such Pledged Assets (other than amounts to be released to the Mortgagor or the related guarantor in accordance with procedures that the Servicer would follow in servicing loans held for its own account, subject to the terms and conditions of the related Mortgage and Mortgage Note and to the terms and conditions of any security agreement, guarantee agreement, mortgage or other agreement governing the disposition of the proceeds of such Pledged Assets) shall be deposited in the Custodial Account, subject to withdrawal pursuant to Section 5.05 hereof; provided, that such proceeds shall not be so deposited if the Required Surety Payment in respect of such Pledged Asset Mortgage Loan has been deposited in the Custodial Account or otherwise paid to the Purchaser (except to the extent of any such proceeds taken into account in calculating the amount of the Required Surety Payment).


                                       61
(page)

(4) Servicer's obligations to administer the Securities Accounts shall terminate upon termination of the related Pledged Asset Agreement. Purchaser acknowledges coverage under the terms and provisions of the related Surety Bond as to any particular Pledged Asset Mortgage Loan shall terminate upon termination of the related Pledged Asset Agreement; provided, however, that such termination shall not affect claims arising under this Agreement or the related Surety Bond prior to the date of termination of the related Pledged Asset Agreement.

(5) The Pledged Asset Servicer with respect to each Pledged Asset Mortgage Loan is permitted, without the consent of the Purchaser, to amend or modify a Pledged Asset Agreement in any non-material respect to reflect administrative or account changes, provided that the same are consistent with the PHH Guide.

      (d)   Surety Bonds

(1) If a Required Surety Payment is payable pursuant to the related Surety Bond with respect to any Pledged Asset Mortgage Loan, as determined by the Servicer, the related Pledged Asset Servicer is required by the related Pledged Asset Servicing Agreement to so notify the related Surety Bond Issuer promptly. The Servicer shall cause the prompt completion of any necessary documentation relating to the related Surety Bond and shall cause the prompt submission of such documentation to the related Surety Bond Issuer as a claim for a required surety. The Purchaser shall execute such documentation if requested by the related Pledged Asset Servicer.

(2) In the event that the Servicer receives a Required Surety Payment from a Surety Bond Issuer on behalf of the Purchaser, the Servicer shall deposit such Required Surety Payment in the Custodial Account and shall distribute such Required Surety Payment, or the proceeds thereof, in accordance with the provisions hereof applicable to Insurance Proceeds.

(3) Purchaser will cooperate with Servicer to transfer to Purchaser the coverage of each Surety Bond in respect of the related Pledged Asset Mortgage Loans.

                                  ARTICLE VI

                        REPORTS; REMITTANCES; ADVANCES

      Section 6.01      Remittances.

(1) On each Remittance Date, the Servicer shall remit to the Purchaser (a) all amounts credited to the Custodial Account as of the close of business on the last day of the related Due Period (including (1) the amount of any Payoff, together with interest thereon at the related Remittance Rate to the end of the month in which prepayment of the related Mortgage Loan occurs and
(2) all proceeds of any REO Disposition net of amounts payable to the Servicer pursuant to Section 5.11), net of charges against or withdrawals from the Custodial Account in accordance with Section 5.05, which charges against or withdrawals from the Custodial Account the Servicer shall make solely on such Remittance Date, plus (b) all Monthly Advances, if any, which the Servicer is obligated to remit pursuant to Section 6.03; provided that the Servicer shall not be required to remit, until the next following Remittance Date, any amounts attributable to Monthly Payments collected but due on a Due Date or Dates subsequent to the related Due Period.


                                       62
(page)

(2) All remittances made to the Purchaser on each Remittance Date will be made to the Purchaser by wire transfer of immediately available funds according to the instructions that will be provided by Purchaser to the Servicer.

(3) With respect to any remittance received by the Purchaser after the Business Day on which such payment was due, the Servicer shall pay to the Purchaser interest on any such late payment at an annual rate equal to One-month LIBOR (as published in the Wall Street Journal) plus 200 basis points, but in no event greater than the maximum amount permitted by applicable law. Such interest shall be paid by the Servicer to the Purchaser on the date such late payment is made and shall cover the period commencing with the Business Day on which such payment was due and ending with the Business Day on which such payment is made, both inclusive. Such interest shall be remitted along with such late payment. Neither the payment by the Servicer nor the acceptance by the Purchaser of any such interest shall be deemed an extension of time for payment or a waiver by the Purchaser of any Event of Default.

      Section 6.02      Reporting.

      On or before the 5th Business Day of each month during the term hereof, the Servicer make available to the Purchaser on Servicer's secured web-site monthly accounting reports in the form of Exhibits 6.02(a) through 6.02(d) attached hereto with respect to the most recently ended Due Period. Such monthly accounting reports shall include such information be in such format as is mutually agreeable to the Purchaser and the Servicer as to the aggregate Unpaid Principal Balance of all Mortgage Loans, the scheduled amortization of all Mortgage Loans, any delinquencies and the amount of any Principal Prepayments as of the most recently ended Determination Date. The Servicer shall provide training, secured access and password(s) to the Purchaser on the operation of the website.

      Utilizing resources reasonably available to the Servicer and to the extent the requested data is contained within the Servicer's electronic systems without incurring any cost except the Servicer's overhead and employees' salaries, the Servicer shall furnish to the Purchaser during the term of this Agreement such periodic, special or other reports, information or documentation, whether or not provided for herein, as shall be reasonably requested by the Purchaser with respect to Mortgage Loans or REO Properties (provided the Purchaser shall have given the Servicer reasonable notice and opportunity to prepare such reports, information or documentation), including any reports, information or documentation reasonably required to comply with any regulations of any governmental agency or body having jurisdiction over the Purchaser, all such reports or information to be as provided by and in accordance with such applicable instructions and directions as the Purchaser may reasonably request. If any of such reports, periodic, special or other reports, information or documentation are not customarily prepared by the Servicer or require that the Servicer program data processing systems to create the reports, information or documentation, then the Purchaser shall pay to the Servicer a fee mutually agreed to by the Purchaser and the Servicer taking into account the Servicer's actual time and cost in preparing such reports, information or documentation. The Servicer agrees to execute and deliver all such instruments and take all such action as the Purchaser, from time to time, may reasonably request in order to effectuate the purposes and to carry out the terms of this Agreement.


                                       63
(page)

      Section 6.03      Monthly Advances by the Servicer.

(1) Not later than the close of business on the Business Day immediately preceding each Remittance Date, the Servicer shall deposit in the Custodial Account an amount equal to all Monthly Payments not previously advanced by the Servicer (with interest adjusted to the Remittance Rate) that were due on a Mortgage Loan and delinquent at the close of business on the related Determination Date; provided that the Servicer shall have no obligation to make any Monthly Advance that it has determined to be a Non-recoverable Advance pursuant to Section 6.04. The Servicer may reduce the total amount to be deposited in the Custodial Account as required by the foregoing sentence by the amount of funds in the Custodial Account which represent Prepaid Monthly Payments.

(2) The Servicer's obligations to make Monthly Advances as to any Mortgage Loan will continue through the earlier of (i) the last Monthly Payment due prior to the payment in full of the Mortgage Loan, or (ii) the last Monthly Payment Due prior to the acquisition of the related Mortgaged Property as a REO Property; provided that no event shall the Servicer shall have any obligation to make any Monthly Advance that it has determined to be a Non-recoverable Advance pursuant to Section 6.04.

      Section 6.04      Non-recoverable Advances.

      (a)   The   determination   by  the   Servicer   that   it  has   made  a
Non-recoverable   Advance  shall  be  evidenced  by  an  Officers'  Certificate delivered to the Purchaser detailing the reasons for such determination.

      (b) In no event shall the Servicer be obligated to make any Servicing Advance or Monthly Advance that it has determined would constitute a Non-recoverable Advance. The determination by the Servicer that any Monthly Advance or Servicing Advance, if made, would constitute a Non-recoverable Advance shall be evidenced by an Officers' Certificate delivered to the Purchaser detailing the reasons for such determination.

      (c) The reimbursement of Advances made by the Servicer shall only be made as provided in Section 5.05 hereof. In no event shall the Purchaser be required to reimburse such Advances other than from monies on deposit from time to time in the Custodial Account.

      Section 6.05      Officer's Certificate.

      The Seller shall deliver to the Purchaser an Officer's Certificate in the form attached hereto as Exhibit 9 on the initial Funding Date and upon Purchaser's reasonable request thereafter.


                                       64
(page)

                                  ARTICLE VII

                          GENERAL SERVICING PROCEDURE

      Section 7.01      Enforcement   of    Due-on-Sale   Clauses,    Assumption
Agreements.

(1) The Servicer will, to the extent it has knowledge of any conveyance or prospective conveyance by any Mortgagor of the Mortgaged Property (whether by absolute conveyance or by contract of sale, and whether or not the Mortgagor remains or is to remain liable under the Mortgage Note and/or the Mortgage), exercise its rights to accelerate the maturity of such Mortgage Loan under any " due-on-sale" clause applicable thereto; provided that the Servicer shall not exercise any such rights if prohibited by law from doing so or if the exercise of such rights would impair or threaten to impair any recovery under the related Primary Insurance Policy, if any.

(2) If the Servicer is prohibited from enforcing such "due-on-sale" clause, then the Servicer will enter into an assumption agreement with the Person to whom the Mortgaged Property has been conveyed or is proposed to be conveyed, pursuant to which such Person becomes liable under the Mortgage Note and, to the extent permitted by applicable state law, the Mortgagor remains liable thereon. (For purposes of this Section 7.01, the term "assumption" is deemed to also include a sale of the Mortgaged Property subject to the Mortgage that is not accompanied by an assumption or substitution of liability agreement.) If any Mortgage Loan is to be assumed, then the Servicer shall inquire into the creditworthiness of the proposed transferee and shall use the same underwriting criteria for approving the credit of the proposed transferee that are used with respect to underwriting mortgage loans of the same type as the Mortgage Loans. Where an assumption is allowed, the Servicer, with the prior written consent of the primary mortgage insurer, if any, and subject to the conditions of Section 7.01(3), shall, and is hereby authorized to, enter into a substitution of liability agreement with the Person to whom the Mortgaged Property is proposed to be conveyed pursuant to which the original mortgagor is released from liability and such Person is substituted as mortgagor and becomes liable under the related Mortgage Note. Any such substitution of liability agreement shall be in lieu of an assumption agreement. In no event shall the Note Rate, the amount of the Monthly Payment or the final maturity date be changed. The Servicer shall notify the Purchaser that any such substitution of liability or assumption agreement has been completed by forwarding to the Purchaser the original of any such substitution of liability or assumption agreement, which document shall be added to the related Purchaser's Mortgage File and shall, for all purposes, be considered a part of such Purchaser's Mortgage File to the same extent as all other documents and instruments constituting a part thereof. Any fee collected by the Servicer for entering into an assumption or substitution of liability agreement shall be retained by the Servicer as additional compensation for servicing the Mortgage Loans.

(3) If the credit of the proposed transferee does not meet such underwriting criteria, then the Servicer shall, to the extent permitted by the Mortgage or the Mortgage Note and by applicable law, accelerate the maturity of the Mortgage Loan.


                                       65
(page)

      Section 7.02      Satisfaction  of  Mortgages  and  Release  of  Mortgage
Files.

      Upon the payment in full of any Mortgage Loan, the Servicer will immediately notify the Purchaser by a certification of a Servicing Officer, which certification shall include a statement to the effect that all amounts received or to be received in connection with such payment which are required to be deposited in the Custodial Account pursuant to Section 5.04 have been or will be so deposited and shall request delivery to it of the Purchaser's Mortgage File held by the Purchaser. Upon receipt of such certification and request, the Purchaser shall promptly release the requested mortgage documents to the Servicer and the Servicer shall promptly prepare and process any satisfaction or release. No expense incurred in connection with any instrument of satisfaction or deed of reconveyance shall be chargeable to the Custodial Account.

      If the Servicer satisfies or releases a Mortgage without having obtained payment in full of the indebtedness secured by the Mortgage, or should it otherwise take such action which materially and adversely affects the value or marketability of a Mortgage Loan, or results in a reduction of the coverage under the Primary Insurance Policy, if any, then the Servicer shall promptly give written notice thereof to the Purchaser, and, within ten
(10) Business Days following written demand therefor from the Purchaser to the Servicer, the Servicer shall repurchase the related Mortgage Loan by paying to the Purchaser the Repurchase Price therefor by wire transfer of immediately available funds directly to the Purchaser's Account.

      From time to time and as appropriate for the servicing or foreclosure of the Mortgage Loan, including for this purpose collection under any Primary Insurance Policy, the Purchaser shall, upon request of the Servicer and delivery to the Purchaser or its designee of a servicing receipt signed by a Servicing Officer, release the Purchaser's Mortgage File held by the Purchaser or its designee to the Servicer. Such servicing receipt shall obligate  the  Servicer  to  return  the  related  mortgage  documents  to  the
Purchaser or its designee when the need therefor by the Servicer no longer exists, unless the Mortgage Loan has been liquidated and the Liquidation Proceeds relating to the Mortgage Loan have been deposited in the Custodial Account or the Purchaser's Mortgage File or such document has been delivered to an attorney, or to a public trustee or other public official as required by law, for purposes of initiating or pursuing legal action or other proceedings for the foreclosure of the Mortgaged Property either judicially or nonjudicially, and the Servicer has delivered to the Purchaser a certificate of a Servicing Officer certifying as to the name and address of the Person to which such Purchaser's Mortgage File or such document was delivered and the purpose or purposes of such delivery. Upon receipt of a certificate of a Servicing Officer stating that such Mortgage Loan was liquidated and the Liquidation Proceeds were deposited in the Custodial
Account, the servicing receipt shall be released by the Purchaser to the Servicer.

      Section 7.03      Servicing Compensation.

      As compensation for its services hereunder, the Servicer shall be entitled to retain from interest payments received on the Mortgage Loans the amounts provided for as the Servicing Fee. The Servicing Fee in respect of a Mortgage Loan for a particular month shall become payable only upon the receipt by the Servicer from the Mortgagor of the full Monthly Payment in respect of such Mortgage Loan. Servicer shall also be entitled to retain additional servicing compensation in the form of investment earnings on amounts in the Custodial Account established or administered by the Servicer pursuant to Section 5.04 or, to the extent permitted by applicable law, Escrow Accounts under the Mortgage Loans; provided that, amounts on deposit in any such accounts may be invested only in Permitted Investments and any losses realized in connection with such investment shall be for the account of the Servicer which shall deposit the amount of such loss (to the extent not offset by income from other investments) in such account immediately upon the realization of such loss. Additional servicing compensation in the form of assumption fees, as provided in Section 7.01, and other servicer compensation for modification fees, late payment charges accrued and collected by Servicer with respect to any Mortgage Loan, and similar ancillary income shall be retained by the Servicer to the extent not required to be deposited in the Custodial Account.


                                       66
(page)

      Section 7.04      [RESERVED]

      Section 7.05      [RESERVED]

      Section 7.06      Purchaser's Right to Examine Servicer Records.

      The Purchaser, its officers, employees, accountants, regulators, and auditors (collectively its "Representatives") shall have the right to examine and audit, during business hours or at such other times as are reasonable under applicable circumstances, upon ten days advance notice any and all of
(i) the credit and other loan files relating to the Mortgage Loans or the Mortgagors, (ii) any and all books, records, documentation or other information of the Servicer (whether held by the Servicer or by another) relating to the servicing of the Mortgage Loans and (iii) any and all books, records, documentation or other information of the Servicer (whether held by the Servicer or by another) that are relevant to the performance or observance by the Servicer of the terms, covenants or conditions of this Agreement. The Servicer shall be obligated to make the foregoing information available to the Purchaser and its Representatives at the site where such information is stored; provided that the Purchaser and its Representatives shall be required to pay all reasonable out-of pocket costs and expenses incurred by the Servicer in making such information available.

                                 ARTICLE VIII

                            ACCESS TO THE SERVICER

      Section 8.01      Access to the Servicer.

      In connection with marketing the Mortgage Loans by the Purchaser, the Servicer agrees to make available upon reasonable notice and during normal business hours to any prospective purchasers of the Mortgage Loans a knowledgeable financial or accounting officer for the purpose of answering questions respecting recent developments affecting the Servicer or the financial statements of the Servicer which may affect, in any material respect, the Servicer's ability to comply with its obligations under this Agreement, and to permit any prospective purchasers upon reasonable notice and during normal business hours to inspect the Servicer's servicing facilities for the purpose of satisfying such prospective purchasers that the Servicer has the ability to service the Mortgage Loans in accordance with this Agreement.


                                       67
(page)

                                  ARTICLE IX

                                  THE SELLERS

      Section 9.01      Indemnification; Third Party Claims.

      Each Seller shall indemnify and hold harmless the Purchaser, its directors, officers, agents, employees, and assignees (each, an "Indemnified Party") from and against any costs, damages, expenses (including reasonable attorneys' fees and costs, irrespective of whether or not incurred in connection with the defense of any actual or threatened action, proceeding, or claim), fines, forfeitures, injuries, liabilities or losses ("Losses") suffered or sustained in any way by any such Person, no matter how or when arising (including Losses incurred or sustained in connection with any judgment, award, or settlement), in connection with or relating to an alleged or actual breach by such Seller of any of its covenants, representations, warranties or other obligations contained herein. The applicable Seller shall immediately (i) notify the Purchaser if a claim is made by a third party with respect to this Agreement, any Mortgage Loan and/or any REO
Property (ii) assume (with the prior written consent of the Purchaser) the defense of any such claim and pay all expenses in connection therewith, including attorneys' fees, and (iii) promptly pay, discharge and satisfy any judgment, award, or decree that may be entered against it or the Purchaser in respect of such claim. Nothing contained herein shall prohibit the Purchaser, at its expense, from retaining its own counsel to assist in any such proceedings or to observe such proceedings; provided that Seller, shall not be obligated to pay or comply with any settlement to which it has not consented. This indemnity shall survive the termination of this Agreement.

      The Servicer shall indemnify and hold harmless each Indemnified Party from and against any Losses suffered or sustained in any way by any such Person, no matter how or when arising (including Losses incurred or sustained in connection with any judgment, award, or settlement), in connection with or relating to (i) a breach by Servicer of any of its representations and warranties contained in Article III or (ii) a breach by Servicer of any of its covenants, representations, warranties or other obligations contained herein including any failure to service the Mortgage Loans in compliance with the terms hereof and in accordance with the standard of care in Section
9.03. The Servicer shall immediately (i) notify the Purchaser if a claim is made by a third party with respect to this Agreement, any Mortgage Loan and/or any REO Property (ii) assume (with the prior written consent of the Purchaser) the defense of any such claim and pay all expenses in connection therewith, including attorneys' fees, and (iii) promptly pay, discharge and satisfy any judgment, award, or decree that may be entered against it or the Purchaser in respect of such claim. Nothing contained herein shall prohibit the Purchaser, at its expense, from retaining its own counsel to assist in any such proceedings or to observe such proceedings; provided that the Servicer, as applicable, shall not be obligated to pay or comply with any settlement to which it has not consented. The Servicer shall be reimbursed from amounts on deposit in the Custodial Account for all amounts advanced by it pursuant to the second preceding sentence except when the claim in any way relates to the Servicer's indemnification for any Losses pursuant to this
Section 9.01. This indemnity shall survive the termination of this Agreement.


                                       68
(page)

      Section 9.02      Merger or Consolidation of the Seller.

      Each Seller and the Servicer will keep in full effect its existence, rights and franchises as a corporation or a Delaware business trust, as applicable, under the laws of the state of its organization and will obtain and preserve its qualification to do business as a foreign entity in each jurisdiction in which such qualification is or shall be necessary to protect the validity and enforceability of this Agreement or any of the Mortgage Loans and to perform its duties under this Agreement.

      Any  Person   into  which  a  Seller  or   Servicer   may  be  merged  or
consolidated, or any corporation resulting from any merger, conversion or consolidation (including by means of the sale of all or substantially all of such Seller's assets to such Person) to which the Seller or Servicer shall be a party, or any Person succeeding to the business of the Seller or Servicer, shall be the successor of the Seller or Servicer hereunder, without the execution or filing of any paper or any further act on the part of any of the parties hereto, anything herein to the contrary notwithstanding; provided that, unless otherwise consented to by the Purchaser, the successor or surviving Person, in the case of a merger or consolidation, etc. of the Servicer, shall be an institution qualified to service mortgage loans on behalf of FNMA and FHLMC.

      Section 9.03      Limitation on Liability of the Sellers and Others.

      Neither  the  Sellers  nor  the  Servicer,   nor  any  of  the  officers,
employees or agents of the Sellers or Servicer shall be under any liability to the Purchaser for any reasonable action taken or for refraining from the taking of any reasonable action in good faith pursuant to this Agreement or pursuant to the express written instructions of the Purchaser, or for reasonable errors in judgment made in good faith; provided that this provision shall not protect the Sellers, the Servicer, or any such Person against any breach of warranties or representations or covenants made herein, or failure to perform its obligations in compliance with any standard of care set forth in this Agreement, or any liability which would otherwise be imposed by reasons of willful misfeasance, bad faith, negligence or any breach in the performance of the obligations and duties hereunder. The Sellers, the Servicer and any officer, employee or agent of the Sellers and Servicer may rely in good faith on any document of any kind reasonably believed by the Sellers, the Servicer, or such Person to be genuine and prima facie properly executed and submitted by any Person respecting any matters arising hereunder.

      The  Sellers  or the  Servicer,  as  applicable,  shall  not be under any obligation  to appear  in,  prosecute  or defend any legal  action  that is not incidental to their duties hereunder and which in their opinion may involve them in any expense or liability; provided that the Sellers or the Servicer may in their discretion undertake any such action that it may deem necessary or desirable in respect of this Agreement and the rights and duties of the parties hereto. In such event, the legal expenses and costs of such action and any liability resulting therefrom shall be expenses, costs and liabilities of the Seller or the Servicer as applicable, and the Servicer shall be entitled to be reimbursed out of the Custodial Account for customary and reasonable legal expenses with the express written consent of the Purchaser. This indemnity shall survive the termination of this Agreement.


                                       69
(page)

      Section 9.04      Servicer Not to Resign.

      With respect to the retention by PHH Mortgage of the servicing of the Mortgage Loans and the REO Properties hereunder, PHH Mortgage acknowledges that the Purchaser has acted in reliance upon PHH Mortgage's Independent status, the adequacy of its servicing facilities, plan, personnel, records and procedures, its integrity, reputation and financial standing and the continuance thereof. Consequently, PHH Mortgage shall not assign the servicing rights retained by it hereunder to any third party nor resign from the obligations and duties hereby imposed on it except (i) with the approval of the Purchaser, such approval not to be unreasonably withheld, or (ii) 3 Business Days following any determination that its duties hereunder are no longer permissible under applicable law and such incapacity cannot be cured by PHH Mortgage. Any determination permitting the transfer of the servicing rights or the resignation of PHH Mortgage under Subsection (ii) hereof shall be evidenced by an opinion of counsel to such effect delivered to the Purchaser, which opinion of counsel shall be in form and substance reasonably acceptable to the Purchaser.

                                   ARTICLE X

                                    DEFAULT

      Section 10.01     Events of Default.

      In case one or more of the following events shall occur and be continuing:

(1) any failure by the Servicer to remit to the Purchaser any payment required to be made under the terms of this Agreement which continues unremedied for a period of 3 Business Days unless such failure to remit is due to a cause beyond the Servicer's control, including an act of God, act of civil, military or governmental authority, fire, epidemic, flood, blizzard, earthquake, riot, war, or sabotage, provided that the Servicer gives the Purchaser notice of such cause promptly and uses its reasonable efforts to correct such failure to remit and does so remit within 2 Business Days following the end of the duration of the cause of such failure to remit;

(2) if the Servicer is a Seller under the Purchase Agreement, a breach of a representation, warranty or covenant thereunder which continues unremedied for a period of thirty days beyond any applicable cure period as therein provided, except as otherwise consented to by Purchaser;


                                       70
(page)

(3) any filing of an Insolvency Proceeding against a Seller/Servicer that remains undismissed or unstayed for a period of thirty days after the filing thereof;

(4) any filing of an Insolvency Proceeding by or on behalf of a Seller or Servicer, any consent by or on behalf of a Seller or Servicer to the filing of an Insolvency Proceeding against a Seller or Servicer, or any admission by or on behalf of a Seller or Servicer of its inability to pay its debts generally as the same become due;

(5) Any Insolvency Proceeding is commenced by or against a Seller or Servicer and the petition shall not be dismissed within thirty days after commencement of the case, or a court having jurisdiction in the premises shall enter a decree or order for relief in respect of Servicer in an involuntary case, under any applicable bankruptcy, insolvency or other similar law now or here after in effect, or any other similar relief shall be granted under any applicable federal or state law; or

(6)   any issuance of any attachment or execution  against,  or any appointment
of  a   conservator,   receiver  or   liquidator   with   respect  to,  all  or
substantially all of the assets of a Seller or Servicer;

(7) any failure or inability of PHH Mortgage to be eligible to service Mortgage Loans for FNMA or FHLMC;

(8) any sale, transfer, assignment, or other disposition by a Seller or Servicer of all or substantially all of its property or assets to a Person who does not meet the qualifications enumerated or incorporated by reference into Section 9.02, any assignment by a Seller or Servicer of this Agreement or any of a Seller's or Servicer's rights or obligations hereunder except in accordance with Section 9.04, or any action taken or omitted to be taken by a Seller or Servicer in contemplation or in furtherance of any of the foregoing, without the consent of the Purchaser; or

(9) any failure by the Seller or Servicer to be in compliance with applicable "doing business" or licensing laws of any jurisdiction where Mortgaged Property is located; or

(10) failure on the part of Servicer to duly observe or perform in any material respect any other of the covenants or agreements set forth in this Agreement (not otherwise mentioned in subsection 1, above) which continues unremedied for a period of sixty (60) days after the date on which written notice of such failure, requiring the same to be remedied, shall have been given to Servicer by Purchaser;

then, and in each and every such case, so long as an Event of Default shall not have been remedied, the Purchaser, by notice in writing to the Sellers and/or Servicer may, in addition to whatever rights the Purchaser may have at law or in equity to damages, including injunctive relief and specific performance, terminate all the rights and obligations of the Sellers and/or Servicer under this Agreement and in and to the Mortgage Loans and the proceeds thereof subject to Section 12.01, without the Purchaser's incurring any penalty or fee of any kind whatsoever in connection therewith (and if the Servicer is servicing any of the Mortgage Loans in a Securitization Transaction, appoint a successor servicer reasonably acceptable to any Master Servicer for such Securitization Transaction); provided that, upon the occurrence of an Event of Default under Subsection (3), (4) or (5) of this
Section 10.01, or as otherwise stated herein, this Agreement and all authority and power of the Sellers and/or Servicer hereunder (whether with respect to the Mortgage Loans, the REO Properties or otherwise) shall automatically cease. On or after the receipt by the Servicer of such written notice, all authority and power of the Servicer under this Agreement (whether with respect to the Mortgage Loans or otherwise) shall cease.
Notwithstanding the occurrence of an Event of Default, the Sellers or the Servicer, as applicable, shall be entitled to all amounts due to such party and remaining unpaid on such date of termination.


                                       71
(page)

      PHH Mortgage shall promptly reimburse the Purchaser (or any designee of the Purchaser, such as a master servicer) and any Depositor, as applicable, for all reasonable expenses incurred by the Purchaser (or such designee) or such Depositor, as such are incurred, in connection with the termination of PHH Mortgage as servicer and the transfer of servicing of the Mortgage Loans to a successor servicer. The provisions of this paragraph shall not limit whatever rights the Purchaser or any Depositor may have under other provisions of this Agreement and/or any applicable Reconstitution Agreement or otherwise, whether in equity or at law, such as an action for damages, specific performance or injunctive relief

                                  ARTICLE XI

                                  TERMINATION

      Section 11.01     Term and Termination of Servicing

(1) The servicing obligations of the Servicer under this Agreement may be terminated as provided in Section 10.01 hereof. In addition, Purchaser may terminate, without cause, the Servicer's right to service any (i) Private Label Mortgage Loan with respect to which any portion of a principal and/or interest payment is 150 or more days past due and (ii) Non-private Label
Mortgage Loan with respect to which any portion of a principal and/or interest payment is 120 or more days past due. Purchaser will notify the Servicer of its intention to terminate servicing after any such Private Label Mortgage Loan is at least 120 days past due or any such Non-private Label Mortgage Loan is at least 90 days past due. Such termination will be effective no less than 30 days after such notice is given.

(2) In any case other than as provided under Subsection (1) hereof, the respective obligations and responsibilities of the Servicer hereunder shall terminate upon the later of the final payment or other liquidation (or any advance with respect thereto) of the last Mortgage Loan or the disposition of all REO Property and the remittance of all funds due hereunder,


                                       72
(page)

(3) Upon any termination of this Agreement or any of the servicing obligations of the Servicer hereunder, then the Servicer shall prepare, execute and deliver all agreements, documents and instruments, including all Servicer Mortgage Files, and do or accomplish all other acts or things necessary or appropriate to effect such termination, all at the Servicer's sole expense. In any such event, the Servicer agrees to cooperate with the Purchaser in effecting the termination of the Servicer's servicing responsibilities hereunder, including the transfer to the Purchaser or its designee for administration by it of all cash amounts which shall at the time be contained in, or credited by the Servicer to, the Custodial Account and/or the Escrow Account or thereafter received with respect to any affected Mortgage Loan or REO Property.

(4) Purchaser and Sellers may, by written notice to the other parties at any time, terminate their respective obligations to purchase or sell mortgage loans hereunder, provided, however, each such party shall be obligated to purchase and sell, as applicable, any mortgage loans such party committed to purchase or sell subject to any Trade Confirmation predating the other party's receipt of any such notice of termination.

      Section 11.02     Survival

      Notwithstanding anything to the contrary contained herein, the representations and warranties of the parties contained herein and in any certificate or other instrument delivered pursuant hereto, as well as the other covenants hereof (including those set forth in Section 9.01) that, by their terms, require performance after the termination by this Agreement, shall survive the delivery and payment for the Mortgage Loans on each Funding Date as well as the subsequent transfer of any Mortgage Loan, and the termination of this Agreement and shall inure to the benefit of the parties, their successors and assigns. Sellers further agree that the representations, warranties and covenants made by Sellers herein and in any certificate or other instrument delivered pursuant hereto shall be deemed to be relied upon by Purchaser notwithstanding any investigation heretofore made by Purchaser or on Purchaser's behalf.

                                  ARTICLE XII

                              GENERAL PROVISIONS

      Section 12.01     Successor to the Servicer

      Upon the termination of the Servicer's servicing responsibilities and duties under this Agreement pursuant to Section 9.04, 10.01, or 11.01, the Purchaser shall (i) succeed to and assume all of the Servicer 's responsibilities, rights, duties and obligations under this Agreement or (ii) appoint a successor servicer which shall succeed to all rights and assume all of the responsibilities, duties and liabilities of the Servicer under this Agreement prior to the termination of the Servicer's responsibilities, duties and liabilities under this Agreement. If the Servicer's duties, responsibilities and liabilities under this Agreement should be terminated pursuant to the aforementioned sections, then the Servicer shall continue to discharge such duties and responsibilities during the period from the date it acquires knowledge of such termination until the effective date thereof (if applicable) all on the terms and conditions contained herein and shall take no action whatsoever that might impair or prejudice the rights or financial condition of its successor. The termination of the Servicer's servicing responsibilities pursuant to any of the aforementioned Sections shall not, among other things, relieve the Servicer of its obligations pursuant to
Section 2.04 and/or 7.02, the representations and warranties or other obligations set forth in Sections 2.04, 3.01, 3.02 and 3.03 and the remedies available to the Purchaser under the various provisions of this Agreement. In addition, such termination shall not affect any claims that the Purchaser may have against the Servicer arising prior to any such termination.


                                       73
(page)

      Section 12.02     Governing Law

      This Agreement is to be governed by, and construed in accordance with the internal laws of the State of New York without giving effect to principals of conflicts of laws. The obligations, rights, and remedies of the parties hereunder shall be determined in accordance with such laws.

      Section 12.03     Joint and Several Liability

      The Sellers hereby agree that they shall be jointly and severally liable to Purchaser with respect to any breach of the representations, warranties or covenants contained in this Agreement, notwithstanding that such representation, warranty or covenant was made by, or related to another party (other than Purchaser), or that any such party had no actual or constructive knowledge of the matters relating to such representation, warranty or covenant.

      Section 12.04     Notices

      Any notices or other communications permitted or required hereunder shall be in writing and shall be deemed conclusively to have been given if personally delivered, sent by courier with delivery against signature therefor, mailed by registered mail, postage prepaid, and return receipt requested or transmitted by telex, telegraph or fax and confirmed by a similar writing mailed or sent by courier as provided above, to (i) in the case of the Purchaser, EMC Mortgage Corporation, 909 Hidden Ridge Drive, Suite 200, Irving, Texas 75038 Attn: Ralene Ruyle and (ii) in the case of the PHH Mortgage, PHH Mortgage Corporation, 3000 Leadenhall Road, Mt. Laurel, NJ 08054, Attention: Peter A. Thomas, Vice President, Secondary Marketing, and
(iii)  in  the  case  of  the  Trust,   c/o  PHH   Mortgage   Corporation,   as
Administrator,  3000 Leadenhall Road, Mt. Laurel,  NJ 08054,  Attention:  Peter
A. Thomas, Vice President, Secondary Marketing, or (iv) such other address as may hereafter be furnished to the other parties in writing by the Purchaser or applicable Seller.

      Section 12.05     Severability of Provisions

      If any one or more of the covenants, agreements, provisions or terms of this Agreement shall be for any reason whatsoever held invalid, the invalidity of any such covenant, agreement, provision or term of this Agreement shall in no way affect the validity or enforceability of the other provisions of this Agreement.


                                       74
(page)

      Section 12.06     Schedules and Exhibits

      The schedules and exhibits that are attached to this Agreement are hereby incorporated herein and made a part hereof by this reference.

      Section 12.07     General Interpretive Principles

      For purposes of this Agreement, except as otherwise expressly provided or unless the context otherwise requires:

(1) the terms defined in this Agreement have the meanings assigned to them in this Agreement and include the plural as well as the singular, and the use of any gender herein shall be deemed to include the other gender;

(2) any reference in this Agreement to this Agreement or any other agreement, document, or instrument shall be a reference to this Agreement or any other such agreement, document, or instrument as the same has been amended, modified, or supplemented in accordance with the terms hereof and thereof (as applicable);

(3)   accounting   terms  not  otherwise   defined  herein  have  the  meanings
assigned to them in accordance with generally accepted accounting principles;

(4) references herein to "Articles," "Sections," "Subsections," "Paragraphs, " and other subdivisions without reference to a document are to designated articles, sections, subsections, paragraphs and other subdivisions of this Agreement, unless the context shall otherwise require;

(5) a reference to a subsection without further reference to a section is a reference to such subsection as contained in the same section in which the reference appears, and this rule shall also apply to Paragraphs and other subdivisions;

(6)   a reference to a "day" shall be a reference to a calendar day;

(7) the words "herein," "hereof," "hereunder" and other words of similar import refer to this Agreement as a whole and not to any particular provision; and

(8) the terms "include" and "including" shall mean without limitation by reason of enumeration .

      Section 12.08     Waivers  and   Amendments,   Noncontractual   Remedies;
Preservation of Remedies

      This Agreement may be amended, superseded, canceled, renewed or extended and the terms hereof may be waived, only by a written instrument signed by authorized representatives of the parties or, in the case of a waiver, by an authorized representative of the party waiving compliance. No such written instrument shall be effective unless it expressly recites that it is intended to amend, supersede, cancel, renew or extend this Agreement or to waive compliance with one or more of the terms hereof, as the case may be. No delay on the part of any party in exercising any right, power or privilege hereunder shall operate as a waiver thereof, nor shall any waiver on the part of any party of any such right, power or privilege, or any single or partial exercise of any such right, power or privilege, preclude any further exercise thereof or the exercise of any other such right, power or privilege. The rights and remedies herein provided are cumulative and are not exclusive of any rights or remedies that any party may otherwise have at law or in equity.


                                       75
(page)

      Section 12.09     Captions

      All section titles or captions contained in this Agreement or in any schedule or Exhibit annexed hereto or referred to herein, and the table of contents to this Agreement, are for convenience only, shall not be deemed a part of this Agreement and shall not affect the meaning or interpretation of this Agreement.

      Section 12.10     Counterparts; Effectiveness

      This Agreement may be executed by the parties hereto in separate counterparts, each of which when so executed and delivered shall be an original, but all such counterparts shall together constitute one and the same instrument. This Agreement shall become effective as of the date first set forth herein upon the due execution and delivery of this Agreement by each of the parties hereto.

      Section 12.11     Entire Agreement; Amendment

      This Agreement (including the schedules and exhibits annexed hereto or referred to herein), together with each and every Trade Confirmation to be provided in connection with any Mortgage Loan and Funding Date, and the PHH Guide, contains the entire agreement between the parties hereto with respect to the transactions contemplated hereby and supersedes all prior agreements, written or oral, with respect thereto. No amendment, modification or alteration of the terms or provisions of this Agreement shall be binding unless the same shall be in writing and duly executed by the authorized representatives of the parties hereto.

      Section 12.12     Further Assurances

      Each party hereto shall take such additional action as may be reasonably necessary to effectuate this Agreement and the transactions contemplated hereby. The Sellers will promptly and duly execute and deliver to the Purchaser such documents and assurances and take such further action as the Purchaser may from time to time reasonably request in order to carry out more effectively the intent and purpose of this Agreement and to establish and protect the rights and remedies created or intended to be created in favor of the Purchaser.

      Section 12.13     Intention of the Seller

      Each Seller intends that the conveyance of such Seller's right, title and interest in and to the Mortgage Loans to the Purchaser shall constitute a sale and not a pledge of security for a loan. If such conveyance is deemed to be a pledge of security for a loan, however, the applicable Seller intends that the rights and obligations of the parties to such loan shall be established pursuant to the terms of this Agreement. Each Seller also intends and agrees that, in such event, (i) the applicable Seller shall be deemed to have granted to the Purchaser and its assigns a first priority security interest in such Seller's entire right, title and interest in and to the Mortgage Loans, all principal and interest received or receivable with respect to the Mortgage Loans, all amounts held from time to time in the accounts mentioned pursuant to this Agreement and all reinvestment earnings on such amounts, together with all of the applicable Seller's right, title and interest in and to the proceeds of any title, hazard or other insurance policies related to such Mortgage Loans and (ii) this Agreement shall
constitute  a  security   agreement  under   applicable  law.  All  rights  and
remedies of the Purchaser under this Agreement are distinct from, and cumulative with, any other rights or remedies under this Agreement or afforded by law or equity and all such rights and remedies may be exercised concurrently, independently or successively.


                                       76
(page)

      Section 12.14     Reserved.

      Section 12.15     Monthly Reporting with Respect to a Reconstitution.

      As  long  as PHH  Mortgage  continues  to  service  Mortgage  Loans,  PHH
Mortgage agrees that with respect to any Mortgage Loan sold or transferred pursuant to a Reconstitution as described in Section 3.05(1) of the Agreement (a "Reconstituted Mortgage Loan"), PHH Mortgage, at its expense, shall make available to the Purchaser on or before the 5th Business Day of each month for the immediately preceding monthly period, on servicer's secured web site, monthly accounting reports set forth in Exhibits 6.02(a) through (e) attached hereto for each Reconstitution Mortgage Loan in Excel or such electronic delimited file format as may be mutually agreed upon by both Purchaser and PHH Mortgage.

      Section 12.16     Third Party Beneficiary.

      For  purposes  of  this   Agreement,   each  Master   Servicer  shall  be
considered a third party beneficiary to this Agreement, entitled to all the rights and benefits hereof as if it were a direct party to this Agreement.

                                 ARTICLE XIII

                         COMPLIANCE WITH REGULATION AB

      Section 13.01     Intent of the Parties; Reasonableness.

      The Purchaser, each Seller and the Servicer acknowledge and agree that the purpose of Section 3.05 and Article XIII of this Agreement is to facilitate compliance by the Purchaser and any Depositor with the provisions of Regulation AB and related rules and regulations of the Commission. Although Regulation AB is applicable by its terms only to offerings of asset-backed securities that are registered under the Securities Act, each Seller acknowledges that investors in privately offered securities may require that the Purchaser or any Depositor provide comparable disclosure in unregistered offerings. References in this Agreement to compliance with Regulation AB include provision of comparable disclosure in private offerings.


                                       77
(page)

      None of the Purchaser, any Depositor or any Master Servicer shall exercise its right to request delivery of information or other performance under these provisions other than in good faith, or for purposes other than compliance with the Securities Act, the Exchange Act and the rules and regulations of the Commission thereunder (or the provision in a private offering of disclosure comparable to that required under the Securities
Act). Each Seller and the Servicer acknowledges that interpretations of the requirements of Regulation AB may change over time, whether due to interpretive guidance provided by the Commission or its staff, consensus among participants in the asset-backed securities markets, advice of counsel, or otherwise, and agrees to comply with requests made by the Purchaser or any Depositor in good faith for delivery of information under these provisions on the basis of evolving interpretations of Regulation AB. In connection with any Securitization Transaction, each Seller and the Servicer shall cooperate fully with the Purchaser to deliver to the Purchaser (including any of its assignees or designees) and any Depositor, any and all statements, reports, certifications, records and any other information necessary in the good faith determination of the Purchaser or any Depositor to permit the Purchaser or such Depositor to comply with the provisions of Regulation AB, together with such disclosures relating to the Sellers, the Servicer, any Subservicer, any Third-Party Originator and the Mortgage Loans, or the servicing of the Mortgage Loans, reasonably believed by the Purchaser or any Depositor to be necessary in order to effect such compliance.

      The  Purchaser  (including  any  of its  assignees  or  designees)  shall cooperate with the Sellers and the Servicer by providing timely notice of requests for information under these provisions and by reasonably limiting such requests to information required, in the Purchaser's reasonable judgment, to comply with Regulation AB.

      Section 13.02     Additional   Representations   and  Warranties  of  PHH
Mortgage.

      (a) The Servicer shall be deemed to represent to the Purchaser and to any Depositor, as of the date on which information is first provided to the Purchaser or any Depositor under Section 13.03 that, except as disclosed in writing to the Purchaser or such Depositor prior to such date: (i) the Servicer is not aware and has not received notice that any default, early amortization or other performance triggering event has occurred as to any other securitization due to any act or failure to act of the Servicer; (ii) the Servicer has not been terminated as servicer in a residential mortgage loan securitization, either due to a servicing default or to application of a servicing performance test or trigger; (iii) no material noncompliance with the applicable servicing criteria with respect to other securitizations of residential mortgage loans involving the Servicer as servicer has been disclosed or reported by the Servicer; (iv) no material changes to the Servicer's policies or procedures with respect to the servicing function it will perform under this Agreement and any Reconstitution agreement for mortgage loans of a type similar to the Mortgage Loans have occurred during the three-year period immediately preceding the related Securitization Transaction; (v) there are no aspects of the Servicer's financial condition that could have a material adverse effect on the performance by the Servicer of its servicing obligations under this Agreement or any Reconstitution agreement; (vi) there are no material legal proceedings pending or governmental proceedings pending (or known to be contemplated) against PHH Mortgage, the Servicer, any Subservicer or any Third-Party Originator; and
(vii) there are no affiliations, relationships or transactions relating to PHH Mortgage, the Servicer, any Subservicer or any Third-Party Originator with respect to any Securitization Transaction and any party thereto identified by the related Depositor of a type described in Item 1119 of Regulation AB.


                                       78
(page)

      (b) If so requested by the Purchaser or any Depositor on any date following the date on which information is first provided to the Purchaser or any Depositor under Section 13.03, the Servicer shall, within five Business Days following such request, confirm in writing the accuracy of the representations and warranties set forth in paragraph (a) of this Section or, if any such representation and warranty is not accurate as of the date of such request, provide reasonably adequate disclosure of the pertinent facts, in writing, to the requesting party.

      Section 13.03     Information to Be Provided by PHH Mortgage.

      In connection  with any  Securitization  Transaction  PHH Mortgage  shall
(i) within five Business Days following request by the Purchaser or any Depositor, provide to the Purchaser and such Depositor (or, as applicable, cause each Third-Party Originator and each Subservicer to provide), in writing and in form and substance reasonably satisfactory to the Purchaser and such Depositor, the information and materials specified in paragraphs
(a), (b), (c) and (f) of this Section, and (ii) as promptly as practicable following notice to or discovery by PHH Mortgage, provide to the Purchaser and any Depositor (in writing and in form and substance reasonably satisfactory to the Purchaser and such Depositor) the information specified in paragraph (d) of this Section.

      (a) if so requested by the Purchaser or any Depositor, PHH Mortgage shall provide such information regarding (i) PHH Mortgage, as originator of the Mortgage Loans (including as an acquirer of Mortgage Loans from a Qualified Correspondent), or (ii) each Third-Party Originator, and (iii) as applicable, each Subservicer, as is requested for the purpose of compliance with Items 1103(a)(1), 1105, 1110, 1117 and 1119 of Regulation AB. Such information shall include, at a minimum:

      (A)   the originator's form of organization;

      (B) a description of the originator's origination program and how long the originator has been engaged in originating residential mortgage loans, which description shall include a discussion of the originator's experience in originating mortgage loans of a similar type as the Mortgage Loans; information regarding the size and composition of the originator's origination portfolio; and information that may be material, in the good faith judgment of the Purchaser or any Depositor, to an analysis of the performance of the Mortgage Loans, including the originators' credit-granting or underwriting criteria for mortgage loans of similar type(s) as the Mortgage Loans and such other information as the Purchaser or any Depositor may reasonably request for the purpose of compliance with Item 1110(b)(2) of Regulation AB;


                                       79
(page)

      (C)   a  description  of  any  material  legal  proceedings   pending  or
governmental proceedings pending (or known to be contemplated) against PHH Mortgage, the Servicer, each Third-Party Originator and each Subservicer; and

      (D) a description of any affiliation or relationship between PHH Mortgage, the Servicer, each Third-Party Originator, each Subservicer and any of the following parties to a Securitization Transaction, as such parties are identified to PHH Mortgage by the Purchaser or any Depositor in writing in advance of such Securitization Transaction:

            (1)   the sponsor;

            (2)   the depositor;

            (3)   the issuing entity;

            (4)   any servicer;

            (5)   any trustee;

            (6)   any originator;

            (7)   any significant obligor;

            (8)   any enhancement or support provider; and

            (9)   any other material transaction party.

      (b) If so requested by the Purchaser or any Depositor, PHH Mortgage shall provide (or, as applicable, cause each Third-Party Originator to provide) Static Pool Information with respect to the mortgage loans (of a similar type as the Mortgage Loans, as reasonably identified by the Purchaser as provided below) originated by (i) PHH Mortgage, if PHH Mortgage is an originator of Mortgage Loans (including as an acquirer of Mortgage Loans from a Qualified Correspondent), and/or (ii) each Third-Party Originator. Such Static Pool Information shall be prepared by PHH Mortgage (or Third-Party Originator) on the basis of its reasonable, good faith interpretation of the requirements of Item 1105(a)(1)-(3) and (c) of Regulation AB. To the extent that there is reasonably available to PHH Mortgage (or Third-Party Originator) Static Pool Information with respect to more than one mortgage loan type, the Purchaser or any Depositor shall be entitled to specify whether some or all of such information shall be provided pursuant to this paragraph. The content of such Static Pool Information may be in the form customarily provided by PHH Mortgage, and need not be customized for the Purchaser or any Depositor. Such Static Pool Information for each vintage origination year or prior securitized pool, as applicable, shall be presented in increments no less frequently than quarterly over the life of the mortgage loans included in the vintage origination year or prior securitized pool. The most recent periodic increment must be as of a date no later than 135 days prior to the date of the prospectus or other offering document in which the Static Pool Information is to be included or incorporated by reference.
The Static Pool Information shall be provided in an electronic format that provides a permanent record of the information provided, such as a portable document format (pdf) file, or other such electronic format reasonably required by the Purchaser or the Depositor, as applicable.


                                       80
(page)

      Promptly following notice or discovery of a material error in Static Pool Information provided pursuant to the immediately preceding paragraph (including an omission to include therein information required to be provided pursuant to such paragraph), PHH Mortgage shall provide corrected Static Pool Information to the Purchaser or any Depositor, as applicable, in the same format in which Static Pool Information was previously provided to such party by PHH Mortgage.

      If so requested by the Purchaser or any Depositor, PHH Mortgage shall provide (or, as applicable, cause each Third-Party Originator to provide), at the expense of the requesting party (to the extent of any additional incremental expense associated with delivery pursuant to this Agreement),
such   agreed-upon   procedures   letters  of  certified   public   accountants
reasonably acceptable to the Purchaser or Depositor, as applicable, pertaining to Static Pool Information relating to prior securitized pools for securitizations closed on or after January 1, 2006 or, in the case of Static Pool Information with respect to PHH Mortgage's or Third-Party Originator's originations or purchases, to calendar months commencing January 1, 2006, as the Purchaser or such Depositor shall reasonably request. Such letters shall be addressed to and be for the benefit of such parties as the Purchaser or such Depositor shall designate, which may include, by way of example, any sponsor, any Depositor and any broker dealer acting as underwriter, placement agent or initial purchaser with respect to a Securitization Transaction. Any such statement or letter may take the form of a standard, generally applicable document accompanied by a reliance letter authorizing reliance by the addressees designated by the Purchaser or such Depositor.

      (c) If so requested by the Purchaser or any Depositor, the Servicer shall provide such information regarding PHH Mortgage, as servicer of the Mortgage Loans, and each Subservicer (each of the Servicer and each Subservicer, for purposes of this paragraph, a "Transaction Servicer"), as is requested for the purpose of compliance with Item 1108 of Regulation AB. Such information shall include, at a minimum:

      (A)   the Transaction Servicer's form of organization;

      (B) a description of how long the Transaction Servicer has been servicing residential mortgage loans; a general discussion of the Transaction Servicer's experience in servicing assets of any type as well as a more detailed discussion of the Transaction Servicer's experience in, and procedures for, the servicing function it will perform under this Agreement and any Reconstitution agreements; information regarding the size, composition and growth of the Transaction Servicer's portfolio of residential mortgage loans of a type similar to the Mortgage Loans and information on factors related to the Transaction Servicer that may be material, in the good faith judgment of the Purchaser or any Depositor, to any analysis of the servicing of the Mortgage Loans or the related asset-backed securities, as applicable, including, without limitation:


                                       81
(page)

            (1) whether any prior securitizations of mortgage loans of a type similar to the Mortgage Loans involving the Transaction Servicer have defaulted or experienced an early amortization or other performance triggering event because of servicing during the three-year period immediately preceding the related Securitization Transaction;

            (2)   the extent of outsourcing the Transaction Servicer utilizes;

            (3) whether there has been previous disclosure of material noncompliance with the applicable servicing criteria with respect to other securitizations of residential mortgage loans involving the Transaction Servicer as a servicer during the three-year period immediately preceding the related Securitization Transaction;

            (4) whether the Transaction Servicer has been terminated as servicer in a residential mortgage loan securitization, either due to a servicing default or to application of a servicing performance test or trigger; and

            (5) such other information as the Purchaser or any Depositor may reasonably request for the purpose of compliance with Item 1108(b)(2) of Regulation AB;

      (C) a description of any material changes during the three-year period immediately preceding the related Securitization Transaction to the Transaction Servicer's policies or procedures with respect to the servicing function it will perform under this Agreement and any Reconstitution Agreements for mortgage loans of a type similar to the Mortgage Loans;

      (D)   information   regarding  the   Transaction   Servicer's   financial
condition, to the extent that there is a material risk that an adverse financial event or circumstance involving the Transaction Servicer could have a material adverse effect on the performance by the Servicer of its servicing obligations under this Agreement or any Reconstitution agreement;

      (E) information regarding advances made by the Transaction Servicer on the Mortgage Loans and the Transaction Servicer's overall servicing portfolio of residential mortgage loans for the three-year period immediately preceding the related Securitization Transaction, which may be limited to a statement by an authorized officer of the Transaction Servicer to the effect that the Transaction Servicer has made all advances required to be made on residential mortgage loans serviced by it during such period, or, if such statement would not be accurate, information regarding the percentage and type of advances not made as required, and the reasons for such failure to advance;

      (F)   a  description  of  the   Transaction   Servicer's   processes  and
procedures designed to address any special or unique factors involved in servicing loans of a similar type as the Mortgage Loans;


                                       82
(page)

      (G) a description of the Transaction Servicer's processes for handling delinquencies, losses, bankruptcies and recoveries, such as through liquidation of mortgaged properties, sale of defaulted mortgage loans or workouts; and

      (H) information as to how the Transaction Servicer defines or determines delinquencies and charge-offs, including the effect of any grace period, re-aging, restructuring, partial payments considered current or other practices with respect to delinquency and loss experience.

      (d) For the purpose of satisfying its reporting obligation under the Exchange Act with respect to any class of asset-backed securities, the Servicer shall (or shall cause each Subservicer and Third-Party Originator to) (i) notify the Purchaser, any Depositor and any Master Servicer in writing of (A) any material litigation or governmental proceedings pending against the Servicer, any Subservicer or any Third-Party Originator, (B) any affiliations or relationships that develop following the closing date of a Securitization Transaction between the Servicer, any Subservicer or any Third-Party Originator and any of the parties specified in clause (D) of paragraph (a) of this Section (and any other parties identified in writing by the requesting party) with respect to such Securitization Transaction, (C) any Event of Default under the terms of this Agreement or any Reconstitution Agreement, (D) any merger, consolidation or sale of substantially all of the assets of the Servicer, and (E) the Servicer's entry into an agreement with a Subservicer to perform or assist in the performance of any of the Serivcer's obligations under this Agreement or any Reconstitution Agreement, and (ii) provide to the Purchaser and any Depositor a description of such proceedings, affiliations or relationships.

      Each such notice/update should be sent to EMC by e-mail to regABnotifications@bear.com. Additionally, all notifications pursuant to this
Section 13.03(d), other than those pursuant to Section 13.03(d)(i)(A), should be sent to:

      EMC Mortgage Corporation
      2780 Lake Vista Drive
      Lewisville, TX 75067-3884
      Attention:  Conduit Seller Approval Dept.
      Facsimile:  (214) 626-3751
      Email:  sellerapproval@bear.com

      With a copy to:

      Bear, Stearns & Co. Inc.
      383 Madison Avenue, 3rd Floor
      New, York, NY 10179
      Attention:  Global Credit Administration
      Facsimile:  (212) 272-6564

      Notifications pursuant to Section 13.03(d)(i)(A) should be sent to:


                                       83
(page)

      EMC Mortgage Corporation
      Two Mac Arthur Ridge
      909 Hidden Ridge Drive, Suite 200
      Irving, TX 75038
      Attention:  Associate General Counsel for Loan Administration
      Facsimile:  (972) 831-2555

      With copies to:

      Bear, Stearns & Co. Inc.
      383 Madison Avenue, 3rd Floor
      New, York, NY 10179
      Attention:  Global Credit Administration
      Facsimile:  (212) 272-6564

      EMC Mortgage Corporation
      2780 Lake Vista Drive
      Lewisville, TX 75067-3884
      Attention:  Conduit Seller Approval Dept.
      Facsimile:  (214) 626-3751
      Email:  sellerapproval@bear.com

      (e)   As  a  condition  to  the   succession   to  the  Servicer  or  any
Subservicer as servicer or subservicer under this Agreement or any Reconstitution agreement by any Person (i) into which the Servicer or such Subservicer may be merged or consolidated, or (ii) which may be appointed as a successor to the Servicer or any Subservicer, the Servicer shall provide to the Purchaser and any Depositor, at least 15 calendar days prior to the effective date of such succession or appointment, (x) written notice to the Purchaser and any Depositor of such succession or appointment and (y) in writing and in form and substance reasonably satisfactory to the Purchaser and such Depositor, all information reasonably requested by the Purchaser or any Depositor in order to comply with its reporting obligation under Item
6.02 of Form 8-K with respect to any class of asset-backed securities.

      (f) In addition to such information as PHH Mortgage, as servicer, is obligated to provide pursuant to other provisions of this Agreement, not later than ten days prior to the deadline for the filing of any distribution report on Form 10-D in respect of any Securitization Transaction that includes any of the Mortgage Loans serviced by the Servicer or any Subservicer, PHH Mortgage or the Subservicer, as applicable, shall, to the extent PHH Mortgage or such Subservicer has knowledge, provide to the party responsible for filing such report (including, if applicable, the Master Servicer) notice of the occurrence of any of the following events along with all information, data, and materials related thereto as may be required to be included in the related distribution report on Form 10-D (as specified in the provisions of Regulation AB referenced below):

            (i)   any  material  modifications,  extensions  or waivers of pool asset terms, fees, penalties or payments during the distribution period or that have cumulatively become material over time (Item 1121(a)(11) of Regulation AB);


                                       84
(page)

            (ii)  material   breaches   of  pool   asset   representations   or
warranties or transaction covenants (Item 1121(a)(12) of Regulation AB); and

            (iii) information regarding new asset-backed securities issuances backed by the same pool assets, any pool asset changes (such as, additions, substitutions or repurchases), and any material changes in origination, underwriting or other criteria for acquisition or selection of pool assets (Item 1121(a)(14) of Regulation AB).

      (g) The Servicer shall provide to the Purchaser, any Master Servicer and any Depositor, evidence of the authorization of the person signing any certification or statement, copies or other evidence of Fidelity Bond Insurance and Errors and Omission Insurance policy, financial information and reports, and such other information related to the Seller or any Subservicer or the Seller or such Subservicer's performance hereunder.

      Section 13.04     Servicer Compliance Statement.

      On or before March 1 of each calendar year, commencing in 2007, the Servicer shall deliver to the Purchaser and any Depositor a statement of compliance (an "Annual Statement of Compliance") addressed to the Purchaser and such Depositor and signed by an authorized officer of the Servicer, to the effect that (i) a review of the Servicer's activities during the immediately preceding calendar year (or applicable portion thereof) and of its performance under this Agreement and any applicable Reconstitution agreement during such period has been made under such officer's supervision, and (ii) to the best of such officers' knowledge, based on such review, the Servicer has fulfilled all of its obligations under this Agreement and any applicable Reconstitution agreement in all material respects throughout such calendar year (or applicable portion thereof) or, if there has been a failure to fulfill any such obligation in any material respect, specifically identifying each such failure known to such officer and the nature and the status thereof.

      Section 13.05     Assessment of Compliance with Servicing Criteria

      (a) On or before March 1 of each calendar year, commencing in 2007, PHH Mortgage shall:

            (i) deliver to the Purchaser or its designee, any Master Servicer and any Depositor a report (an "Assessment of Compliance") (in form and substance reasonably satisfactory to the Purchaser, any Master Servicer and such Depositor) regarding the Servicer's assessment of compliance with the Servicing Criteria during the immediately preceding calendar year, as required under Rules 13a-18 and 15d-18 of the Exchange Act and Item 1122 of Regulation AB or as otherwise required by the Master Servicer, which as of the date hereof require a report by an authorized officer of the Servicer that contains the following:

                  (1) A statement by such officer of its responsibility for assessing compliance with the Servicing Criteria applicable to the Servicer;


                                       85
(page)

                  (2) A statement by such officer that such officer used the Servicing Criteria to assess compliance with the Servicing Criteria applicable to the Servicer;

                  (3) An assessment by such officer of the Servicer's compliance with the applicable Servicing Criteria for the period consisting of the preceding calendar year, including disclosure of any material instance of noncompliance with respect thereto during such period, which assessment shall be based on the activities it performs with respect to asset-backed securities transactions taken as a whole involving the Servicer, that are backed by the same asset type as the Mortgage Loans;

                  (4) A statement that a registered public accounting firm has issued an attestation report on the Servicer's Assessment of Compliance for the period consisting of the preceding calendar year; and

                  (5) A statement as to which of the Servicing Criteria, if any, are not applicable to the Servicer, which statement shall be based on the activities it performs with respect to asset-backed securities transactions taken as a whole involving the Servicer, that are backed by the same asset type as the Mortgage Loans.

      Such report at a minimum shall address each of the Servicing Criteria indicated on Exhibit 12 hereto as applicable to the Servicer.

            (ii) deliver to the Purchaser or its designee, any Master Servicer and any Depositor a report (an "Attestation Report") of a registered public accounting firm reasonably acceptable to the Purchaser and such Depositor that attests to, and reports on, the assessment of compliance made by the Servicer and delivered pursuant to the preceding paragraph. Such attestation shall be in accordance with Rules 1-02(a)(3) and 2-02(g) of Regulation S-X under the Securities Act and the Exchange Act;

            (iii) cause each Subservicer, and each Subcontractor determined by the Servicer pursuant to Section 13.06(b) to be "participating in the servicing function" within the meaning of Item 1122 of Regulation AB, to deliver to the Purchaser, any Master Servicer and any Depositor an Assessment of Compliance and accountants' Attestation Report as and when provided in paragraphs (a) and (b) of this Section; and

            (iv)  if requested  by the  Purchaser  or any  Depositor  not later than March 1 of the calendar year in which such certification is to be delivered, deliver to the Purchaser, any Depositor and any other Person that will be responsible for signing the certification (a "Sarbanes Certification") required by Rules 13a-14(d) and 15d-14(d) under the Exchange Act (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) on behalf of an asset-backed issuer with respect to a Securitization Transaction a certification in the form attached hereto as Exhibit 11.

      The Servicer acknowledges that the parties identified in clause (a)(iv) above may rely on the certification provided by the Servicer pursuant to such clause in signing a Sarbanes Certification and filing such with the Commission. Neither the Purchaser nor any Depositor will request delivery of a certification under clause (a)(iv) above unless a Depositor is required under the Exchange Act to file an annual report on Form 10-K with respect to an issuing entity whose asset pool includes Mortgage Loans.


                                       86
(page)

      (b) Each assessment of compliance provided by a Subservicer pursuant to Section 13.05(a)(i) shall address each of the Servicing Criteria on
Exhibit  12  that  are  applicable  to  such  Subservicer.   An  assessment  of
compliance provided by a Subcontractor pursuant to Section 13.05(a)(iii) need not address any elements of the Servicing Criteria other than those specified by the Servicer pursuant to Section 13.06.

      Section 13.06     Use of Subservicers and Subcontractors.

      The Servicer shall not hire or otherwise utilize the services of any Subservicer to fulfill any of the obligations of the Servicer as servicer under this Agreement or any Reconstitution Agreement unless the Servicer complies with the provisions of paragraph (a) of this Section. The Servicer shall not hire or otherwise utilize the services of any Subcontractor, and shall not permit any Subservicer to hire or otherwise utilize the services of any Subcontractor, to fulfill any of the obligations of the Servicer as servicer under this Agreement or any Reconstitution Agreement unless the Servicer complies with the provisions of paragraph (b) of this Section.

      (a) The Servicer shall cause any Subservicer used by the Servicer (or by any Subservicer) for the benefit of the Purchaser and any Depositor to comply with the provisions of this Section and with Sections 13.02, 13.03(c) and (e), 13.04, 13.05 and 13.07 of this Agreement to the same extent as if such Subservicer were the Servicer, and to provide the information required with respect to such Subservicer under Section 13.03(d) of this Agreement. The Servicer shall be responsible for obtaining from each Subservicer and delivering to the Purchaser, any Master Servicer, and any Depositor any Annual Statement of Compliance required to be delivered by such Subservicer under Section 13.04, any Assessment of Compliance and Attestation Report required to be delivered by such Subservicer under Section 13.05 and any Sarbanes Certification required under Section 13.05 as and when required to be delivered.

      (b) The Servicer shall promptly upon request provide to the Purchaser, any Master Servicer, and any Depositor (or any designee of the Depositor, such as an administrator) a written description (in form and substance satisfactory to the Purchaser, any Master Servicer, and such Depositor) of the role and function of each Subcontractor utilized by the Servicer or any Subservicer, specifying (i) the identity of each such Subcontractor, (ii) which (if any) of such Subcontractors are "participating in the servicing function" within the meaning of Item 1122 of Regulation AB, and (iii) which elements of the Servicing Criteria will be addressed in assessments of compliance provided by each Subcontractor identified pursuant to clause (ii) of this paragraph.

      As a condition to the utilization of any Subcontractor determined to be "participating in the servicing function" within the meaning of Item 1122 of Regulation AB, the Servicer shall cause any such Subcontractor used by the Servicer (or by any Subservicer) for the benefit of the Purchaser and any Depositor to comply with the provisions of Sections 13.05 and 13.07 of this Agreement to the same extent as if such Subcontractor were the Servicer. The Servicer shall be responsible for obtaining from each Subcontractor and delivering to the Purchaser and any Depositor any Assessment of Compliance and Attestation Report and the other certificates required to be delivered by such Subservicer and such Subcontractor under Section 13.05, in each case as and when required to be delivered.


                                       87
(page)

      Section 13.07     Indemnification; Remedies.

      (a) PHH Mortgage shall indemnify the Purchaser, each affiliate of the Purchaser, and each of the following parties participating in a
Securitization Transaction: each sponsor and issuing entity; each Person (including, but not limited to, any Master Servicer, if applicable) responsible for the preparation, execution or filing of any report required to be filed with the Commission with respect to such Securitization Transaction, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 15d-14(d) under the Exchange Act with respect to such Securitization Transaction; each broker dealer acting as underwriter, placement agent or initial purchaser that is an affiliate of the Purchaser, each Person who controls any of such parties or the Depositor (within the meaning of Section 15 of the Securities Act and Section 20 of the Exchange Act); and the respective present and former directors, officers, employees and agents of each of the foregoing and of the Depositor (collectively, the "Indemnified Parties"), and shall hold each of them harmless from and against any losses, damages, penalties, fines, forfeitures, legal fees and expenses and related costs, judgments, and any other costs, fees and expenses that any of them may sustain arising out of or based upon:

            (i) (A) any untrue statement of a material fact contained or alleged to be contained in any information, report, certification, accountants' letter or other material provided in written or electronic form under this Article XIII by or on behalf of PHH Mortgage, or provided under this Article XIII by or on behalf of any Subservicer, Subcontractor or Third-Party Originator (collectively, the "PHH Information"), or (B) the omission or alleged omission to state in the PHH Information a material fact required to be stated in the PHH Information or necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading; provided, by way of clarification, that clause (B) of this paragraph shall be construed solely by reference to the PHH Information and not to any other information communicated in connection with a sale or purchase of securities, without regard to whether the PHH Information or any portion thereof is presented together with or separately from such other information;

            (ii)  any   failure  by  PHH   Mortgage,   any   Subservicer,   any
Subcontractor or any Third-Party Originator to deliver any information, report, certification, accountants' letter or other material when and as required under this Article XIII, including any failure by PHH Mortgage to identify pursuant to Section 13.06(b) any Subcontractor "participating in the servicing function" within the meaning of Item 1122 of Regulation AB;


                                       88
(page)

            (iii) any breach by PHH Mortgage of a representation or warranty set forth in Section 13.02(a) or in a writing furnished pursuant to Section 13.02(b) and made as of a date prior to the closing date of the related Securitization Transaction, to the extent that such breach is not cured by such closing date, or any breach by PHH Mortgage of a representation or warranty in a writing furnished pursuant to Section 13.02(b) to the extent made as of a date subsequent to such closing date; or

            (iv) the negligence, bad faith or willful misconduct of PHH Mortgage in connection with its performance under this Article XIII.

      In the case of any failure of performance described in clause (a)(ii) of this Section, PHH Mortgage shall promptly reimburse the Purchaser, any Depositor, as applicable, and each Person responsible for the preparation, execution or filing of any report required to be filed with the Commission with respect to such Securitization Transaction, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 15d-14(d) under the Exchange Act with respect to such Securitization Transaction, for all costs reasonably incurred by each such party in order to obtain the information, report, certification, accountants' letter or other material not delivered as required by PHH Mortgage, any Subservicer, any Subcontractor or any Third-Party Originator.

      If the indemnification provided for herein is unavailable or insufficient to hold harmless an Indemnified Party, then PHH Mortgage agrees that it shall contribute to the amount paid or payable by such Indemnified Party as a result of any claims, losses, damages or liabilities incurred by such Indemnified Party in such proportion as is appropriate to reflect the relative fault of such Indemnified Party on the one hand and PHH Mortgage on the other.

      This indemnification shall survive the termination of this Agreement or the termination of any party to this Agreement.

      (b)    (i)  Any   failure  by  PHH   Mortgage,   any   Subservicer,   any
Subcontractor or any Third-Party Originator to deliver any information, report, certification, accountants' letter or other material when and as required under this Article XIII, or any breach by PHH Mortgage of a representation or warranty set forth in Section 13.02(a) or in a writing furnished pursuant to Section 13.02(b) and made as of a date prior to the closing date of the related Securitization Transaction, to the extent that such breach is not cured by such closing date, or any breach by PHH Mortgage of a representation or warranty in a writing furnished pursuant to Section 13.02(b) to the extent made as of a date subsequent to such closing date, shall, except as provided in clause (ii) of this paragraph, immediately and automatically, without notice or grace period, constitute an Event of Default with respect to PHH Mortgage under this Agreement and any applicable Reconstitution agreement, and shall entitle the Purchaser or Depositor, as applicable, in its sole discretion to terminate the rights and obligations of PHH Mortgage as servicer under this Agreement and/or any applicable Reconstitution agreement without payment (notwithstanding anything in this Agreement or any applicable Reconstitution agreement to the contrary) of any compensation to PHH Mortgage; provided that to the extent that any provision of this Agreement and/or any applicable Reconstitution agreement expressly provides for the survival of certain rights or obligations following termination of PHH Mortgage as servicer, such provision shall be given effect.


                                       89
(page)

      (ii) Any failure by PHH Mortgage, any Subservicer or any Subcontractor to deliver any information, report, certification or accountants' letter when and as required under Section 13.04 or 13.05, including (except as provided below) any failure by PHH Mortgage to identify pursuant to Section 13.06(b) any Subcontractor "participating in the servicing function" within the meaning of Item 1122 of Regulation AB, which continues unremedied for nine calendar days after the date on which such information, report, certification or accountants' letter was required to be delivered shall constitute an Event of Default with respect to PHH Mortgage under this Agreement and any applicable Reconstitution agreement automatically and without notice, and shall entitle the Purchaser or Depositor, as applicable, in addition to whatever rights the Purchaser or Depositor may have under Sections 3.04 and
9.01 and at law or equity or to damages, including injunctive relief and specific performance, to terminate, in its sole discretion, the rights and obligations of PHH Mortgage as servicer under this Agreement and/or any applicable Reconstitution agreement and in and to the Mortgage Loans and the proceeds thereof without payment (notwithstanding anything in this Agreement to the contrary) of any compensation to PHH Mortgage, as provided in Section 10.01; provided that to the extent that any provision of this Agreement and/or any applicable Reconstitution agreement expressly provides for the survival of certain rights or obligations following termination of PHH Mortgage as servicer, such provision shall be given effect. Such termination shall be considered with cause pursuant to Section 10.01 of this Agreement. This paragraph shall supercede any other provision in this Agreement or any other agreement to the contrary.

      Neither the Purchaser nor any Depositor shall be entitled to terminate the rights and obligations of PHH Mortgage pursuant to this subparagraph
(b)(ii) if a failure of PHH Mortgage to identify a Subcontractor "participating in the servicing function" within the meaning of Item 1122 of Regulation AB was attributable solely to the role or functions of such Subcontractor with respect to mortgage loans other than the Mortgage Loans.

      (iii) PHH Mortgage shall promptly reimburse the Purchaser (or any designee of the Purchaser, such as a master servicer) and any Depositor, as applicable, for all reasonable expenses incurred by the Purchaser (or such designee) or such Depositor, as such are incurred, in connection with the termination of PHH Mortgage as servicer and the transfer of servicing of the Mortgage Loans to a successor servicer. The provisions of this paragraph shall not limit whatever rights the Purchaser or any Depositor may have under other provisions of this Agreement and/or any applicable Reconstitution agreement or otherwise, whether in equity or at law, such as an action for damages, specific performance or injunctive relief.

                           [SIGNATURE PAGE FOLLOWS]

                                       90
(page)

      IN WITNESS WHEREOF, the Sellers and the Purchaser have caused their names to be signed hereto by their respective officers as of the date first written above.

                              EMC MORTGAGE CORPORATION
                              as Purchaser

                              By:   ____________________________________
                                    Name:
                                    Title:

                              PHH MORTGAGE CORPORATION,
                              as Seller and Servicer

                              By:   ____________________________________
                                    Name: Peter A. Thomas
                                    Title: Vice President

                              BISHOP'S GATE RESIDENTIAL
                              MORTGAGE TRUST (formerly known as
                              PHH RESIDENTIAL MORTGAGE TRUST)
                              as Seller

                              By:   PHH Mortgage Corporation, as Administrator

                              By:   ____________________________________
                                    Name: Peter A. Thomas
                                    Title: Vice President

(page)

                                  SCHEDULE A

Attach a sample of the Mortgage Loan Schedule.

(page)

                                SCHEDULE B-1(a)

             LEGAL FILE DOCUMENTS TO BE DELIVERED ON FUNDING DATE

The Legal Files to be delivered on the Funding Date shall contain the following or the applicable substitute documentation, as otherwise agreed to by Purchaser:

1. The original Mortgage Note bearing all intervening endorsements to evidence a complete chain of title from the originator thereof to the Seller, and endorsed, at the direction of the Purchaser, either (1) "Pay to the order of "-------", without recourse," or (2) in blank and signed in the name of the applicable Seller by an authorized officer. To the extent that there is no space on the face of the Mortgage Notes for endorsements, the endorsement may be contained on an allonge, if state law so allows and the Purchaser is so advised by the Seller that state law so allows. If the Mortgage Loan was acquired by the Seller in a merger, the endorsement must be by "[Seller], successor by merger to [name of predecessor]." If the Mortgage Loan was acquired or originated by the Seller while doing business under another name, the endorsement must be by "[Seller], formerly known as [previous name];"

2. The original Assignment of Mortgage for each Mortgage Loan, in form and substance acceptable for recording. The Mortgage shall be assigned, at the direction of the Purchaser either (1) to "---------" or (2) with assignee's name left blank. The Assignment of Mortgage must be duly recorded only on the direction of the Purchaser. If the Mortgage Loan was acquired by the Seller in a merger, the Assignment of Mortgage must be made by "[Seller], successor by merger to [name of predecessor]." If the Mortgage Loan was acquired or originated by the Company while doing business under another name or under an assumed name, the Assignment must be by "[Company] formerly known as [previous name] or [Company dba ______________, ] respectively.

3. Originals of all assumption, modification and substitution agreements, if any, or, if the originals of any such assumption, modification and substitution agreements have not yet been returned from the recording office, a copy of such instruments certified by the applicable Seller to be a true copy of the original of such instruments which have been sent for recording in the appropriate jurisdictions in which the Mortgaged Properties are located.

(page)

                                SCHEDULE B-1(b)

            LEGAL FILE DOCUMENTS TO BE DELIVERED AFTER FUNDING DATE

The Legal Files to be delivered promptly after the Funding Date shall contain the following or the applicable substitute documentation, as otherwise agreed to by Purchaser:

1. To the extent applicable, the original of each power of attorney, surety agreement or guaranty agreement with respect to such Mortgage Loan with evidence of recording thereon;

2. The original Mortgage, with evidence of recording thereon, or, if the original Mortgage (i) has been transmitted for recording but has not been returned by the applicable recording office by the applicable
      Funding Date, a copy of the Mortgage certified as a true copy by an authorized officer of the Seller, or (ii) has been recorded, but has been lost or has been retained by the public recording office, a copy of the Mortgage, with evidence of recording thereon, certified as a true copy by the applicable public recording office;

3. Originals of any executed intervening assignments of the Mortgage, with evidence of recording thereon or, if the original intervening assignment has not yet been returned from the recording office, a copy of such assignment certified by the Seller to be a true copy of the original of the assignment which has been sent for recording in the appropriate jurisdiction in which the Mortgaged Property is located.

4. The original attorney's title opinion or title insurance policy or if the policy has not yet been issued, a written commitment or interim binder issued by the title insurance company, with the original policy to be delivered to Purchaser promptly upon receipt by Seller, and any title policy, title opinion or guaranty issued in connection with any pending foreclosure of the Mortgage Loan.


                                       2
(page)

                                  SCHEDULE B

               PHH GUIDE: APPLICABLE GUIDELINES AND RESTRICTIONS

                                 See Attached

(page)

                                  SCHEDULE C

                          FORM OF TRADE CONFIRMATION

(page)

                                  SCHEDULE D

                       SERVICER'S WITHDRAWAL CERTIFICATE

_____________ __, 2005

[Investor]

[Address]

[Address]

Attention: [             ]

RE:   Loan #_________________

Ladies and Gentlemen:

In accordance with the Mortgage Loan Purchase, Sale & Servicing Agreement, dated as of ___________________, [PHH Mortgage Corporation][Bishop's Gate Residential Mortgage Trust] is notifying you via this Officer's Certificate of a withdrawal from the Custodial Account with respect to the above-referenced loan.

      Non-recoverable Servicing Advances        $

      Recoverable Servicing Advances            $

      Other Servicing Advances                  $

      Other Monthly Servicing Advances          $

                              Total             $

Very truly yours,

[PHH MORTGAGE CORPORATION]
[BISHOP'S GATE RESIDENTIAL MORTGAGE TRUST]

By:   ____________________________________
      Name:
      Title:

(page)

                                 EXHIBIT 2.05

           FORM OF ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT

                                  [OPTIONAL]

      THIS ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT (this "Assignment"), dated of ___________, 200_, is entered into among [______________________], a [________________________] (the "Assignee"),
[________________________] (the "Assignor"), [PHH Mortgage Corporation] [Bishop's Gate Residential Mortgage Trust] (the "Seller "), with PHH Mortgage Corporation, as the servicer (the "Servicer").

                                   RECITALS

      WHEREAS the Assignor, the Assignee and [PHH Mortgage Corporation] [Bishop's Gate Residential Mortgage Trust] have entered into a certain
Purchase, Sale and Servicing Agreement, dated as of ________________(as amended or modified to the date hereof, the "Agreement"), pursuant to which the Assignor has acquired certain Mortgage Loans pursuant to the terms of the Agreement and Servicer has agreed to service such Mortgage Loans; and

      WHEREAS the Assignee has agreed, on the terms and conditions contained herein, to purchase from the Assignor [certain] [all] of the Mortgage Loans (the "Specified Mortgage Loans") which are subject to the provisions of the Agreement and are listed on the mortgage loan schedule attached as Schedule A hereto (the "Specified Mortgage Loan Schedule");

      NOW, THEREFORE, in consideration of the mutual promises contained herein and other good and valuable consideration (the receipt and sufficiency of which are hereby acknowledged), the parties agree as follows:

1.    Assignment and Assumption

      (c) On and of the date hereof, the Assignor hereby sells, assigns and transfers to the Assignee all of its right, title and interest in the Specified Mortgage Loans and all rights related thereto as provided under the Agreement to the extent relating to the Specified Mortgage Loans, the Assignee hereby accepts such assignment from the Assignor, and the Seller hereby acknowledges such assignment and assumption.

      (d) [On and as of the date hereof, the Assignor represents and warrants to the Assignee that the Assignor has not taken any action that would serve to impair or encumber the Assignee's ownership interests in the Specified Mortgage Loans since the date of the Assignor's acquisition of the Specified Mortgage Loans.]


                                       2
(page)

2.    Recognition of Purchaser

      From and after the date hereof, both the Assignee and the Seller shall note the transfer of the Specified Mortgage Loans to the Assignee in their respective books and records and shall recognize the Assignee as the owner of the Specified Mortgage Loans, and Servicer shall service the Specified Mortgage Loans for the benefit of the Assignee pursuant to the Agreement, the terms of which are incorporated herein by reference. It is the intention of the Seller, the Servicer, the Assignee and the Assignor that the Assignment shall be binding upon and inure to the benefit of the Assignee and the Assignor and their successors and assigns.

3.    Representations and Warranties

      (a) The Assignee represents and warrants that it is a sophisticated investor able to evaluate the risks and merits of the transactions contemplated hereby, and that it has not relied in connection therewith upon any statements or representations of the Seller or the Assignor other than those contained in the Agreement or this Assignment.

      (b) Each of the parties hereto represents and warrants that it is duly and legally authorized to enter into this Assignment.

      (c)   Each of the  parties  hereto  represents  and  warrants  that  this
Assignment has been duly authorized, executed and delivered by it and (assuming due authorization, execution and delivery thereof by each of the other parties hereto) constitutes its legal, valid and binding obligation, enforceable against it in accordance with its terms, except as such enforcement may be limited by bankruptcy, insolvency, reorganization or other similar laws affecting the enforcement of creditors' rights generally and by general equitable principles (regardless of whether such enforcement is considered in a proceeding in equity or at law).

4.    Continuing Effect

      Except as contemplated hereby, the Agreement shall remain in full force and effect in accordance with its terms.

5.    Governing Law

      This Assignment and the rights and obligations hereunder shall be governed by and construed in accordance with the internal laws of the State of [New York].

6.    Notices

      Any notices or other communications permitted or required under the Agreement to be made to the Assignee shall be made in accordance with the terms of the Agreement and shall be sent to the Assignee as follows:
[_____________________], or to such other address as may hereafter be furnished by the Assignee to the parties in accordance with the provisions of the Agreement.


                                       3
(page)

7.    Counterparts

      This Agreement may be executed in counterparts, each of which when so executed shall be deemed to be an original and all of which when taken together shall constitute one and the same instrument.

8.    Definitions

      Any capitalized term used but not defined in this Agreement has the same meaning as in the Agreement.

      [Assignment continues with signature page]

      IN WITNESS WHEREOF, the parties hereto have executed this Assignment the day and year first above written.

                                   ASSIGNOR:
                                   [________________________]

                                   By:
                                        Name: _______________________________
                                        Title: ______________________________

                                   SELLER:

                                   [PHH MORTGAGE CORPORATION]
                                   [BISHOP'S GATE RESIDENTIAL MORTGAGE TRUST]

                                   By:
                                        Name: _______________________________
                                        Title: ______________________________

                                   ASSIGNEE:

                                   By:
                                        Name: _______________________________
                                        Title: ______________________________

                                   SERVICER:

                                   PHH MORTGAGE CORPORATION

                                   By:
                                        Name: _______________________________
                                        Title: ______________________________


                                       4
(page)

                                   EXHIBIT 9

                         FORM OF OFFICER'S CERTIFICATE

                           OFFICER'S CERTIFICATE OF
                          [PHH MORTGAGE CORPORATION]
                  [BISHOP'S GATE RESIDENTIAL MORTGAGE TRUST]

            DELIVERED PURSUANT TO SECTION 4.02(A) OF THE AGREEMENT

      Reference is hereby made to the Mortgage Loan Purchase, Sale & Servicing Agreement, dated as of [Date] (as amended or supplemented from time to time the "Agreement"), among [Investor] (the "Purchaser"), and PHH
Mortgage Corporation ("PHH Mortgage") and Bishop's Gate Residential Mortgage Trust ("Bishop's Gate")(the "Sellers").

      [PHH Mortgage][Bishop's Gate] hereby certifies that the representations and warranties set forth in Sections 3.01 and 3.02 of the Agreement (other than in respect of any exceptions set forth on the applicable Mortgage Loan Schedule) are true and correct as of the date hereof, and that no event has occurred which, with notice or the passage of time, would constitute an Event of Default under the Agreement.

      Capitalized terms used herein and not otherwise defined herein shall have the meanings set forth in the Agreement.

      IN WITNESS WHEREOF, the undersigned has executed this certificate as of the _______ day of ________, 200__.

                                   [PHH MORTGAGE CORPORATION]
                                   [BISHOP'S GATE RESIDENTIAL MORTGAGE TRUST]

                                   (Seller)

                                   By:
                                        Name: _______________________________
                                        Title: ______________________________

(page)

                                  EXHIBIT 10

                         FORM OF WARRANTY BILL OF SALE

      On this _______ day of ________, 200__, [PHH Mortgage Corporation] [Bishop's Gate Residential Mortgage Trust] ("Seller") as the Seller under that certain Mortgage Loan Purchase, Sale & Servicing Agreement, dated as of ____________, ____ (the "Agreement") does hereby sell, transfer, assign, set over and convey to [Investor], as Purchaser under the Agreement, without recourse, but subject to the terms of the Agreement, all rights, title and interest of the Seller in and to the Mortgage Loans listed on the Mortgage Loan Schedule attached hereto, together with the related Mortgage Files and all rights and obligations arising under the documents contained therein. Pursuant to Section 2.01 of the Agreement, the Seller has delivered to the Purchaser or its custodian the Legal Documents for each Mortgage Loan to be purchased as set forth in the Agreement (other than in respect of any exceptions set forth on the applicable Mortgage Loan Schedule). The contents of each related Servicing File required to be retained by PHH Mortgage Corporation ("PHH Mortgage") to service the Mortgage Loans pursuant to the Agreement and thus not delivered to the Purchaser are and shall be held in trust by PHH Mortgage for the benefit of the Purchaser as the owner thereof. PHH Mortgage's possession of any portion of each such Servicing File is at the will of the Purchaser for the sole purpose of facilitating servicing of the related Mortgage Loan pursuant to the Agreement, and such retention and possession by PHH Mortgage shall be in a custodial capacity only. The ownership of each Mortgage Note, Mortgage, and the contents of the Mortgage File and Servicing File is vested in the Purchaser and the ownership of all records and documents with respect to the related Mortgage Loan prepared by or which come into the possession of PHH Mortgage shall immediately vest in the Purchaser and shall be retained and maintained, in trust, by PHH Mortgage at the will of the Purchaser in such custodial capacity only.

      The Seller confirms to the Purchaser that the representations and warranties set forth in Sections 3.01 and 3.02 of the Agreement are true and correct as of the date hereof, and that all statements made in the Sellers' Officer's Certificate and all attachments thereto remain complete, true and correct in all respects as of the date hereof.

      Capitalized terms used herein and not otherwise defined shall have the meanings set forth in the Agreement.

                                   [PHH MORTGAGE CORPORATION]
                                   [BISHOP'S GATE RESIDENTIAL MORTGAGE TRUST]

                                   (Seller)

                                   By:
                                        Name: _______________________________
                                        Title: ______________________________

(page)

                                  EXHIBIT 11

                     FORM OF SARBANES-OXLEY CERTIFICATION

I, Martin Foster, certify to [Purchaser Name], [Master Servicer Name], [Depositor Name] and [Trustee Name], and their officers, with the knowledge and intent that they will rely on this certification, in connection with [Insert name and date of applicable contract and/or name of securitization deal] (the "Agreement"), that I am a duly elected Senior Vice President of PHH Mortgage Corporation, a corporation organized under the laws of the State of New Jersey (the "Servicer"), and further as follows:

            (i) I have reviewed the servicer compliance statement of the Servicer provided in accordance with Item 1123 of Regulation AB (the "Compliance Statement"), the report on assessment of the Servicer's compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB (the "Servicing Criteria"), provided in accordance with Rules 13a-18 and 15d-18 under Securities Exchange Act of 1934, as amended (the "Exchange Act") and
Item 1122 of Regulation AB (the "Servicing Assessment"), the registered public accounting firm's attestation report provided in accordance with Rules 13a-18 and 15d-18 under the Exchange Act and Section 1122(b) of Regulation AB (the "Attestation Report"), and all servicing reports, officer's certificates and other information relating to the servicing of the Mortgage Loans by the Servicer during 200[ ] that were delivered by the Servicer to the [Depositor] [Master Servicer] [Trustee] pursuant to the Agreement (collectively, the "Servicer Servicing Information");

            (ii) Based on my knowledge, the Servicer Servicing Information, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements were made, not misleading with respect to the period of time covered by the Servicer Servicing Information;

            (iii) Based  on  my  knowledge,   all  of  the  Servicer  Servicing
Information required to be provided by the Servicer under the Agreement has been provided to the [Depositor] [Master Servicer] [Trustee];

            (iv) I am responsible for reviewing the activities performed by the Servicer as servicer under the Agreement, and based on my knowledge and the compliance review conducted in preparing the Compliance Statement and except as disclosed in the Compliance Statement, the Servicing Assessment or the Attestation Report, the Servicer has fulfilled its obligations under the Agreement in all material respects; and

            (v) The Compliance Statement required to be delivered by the Servicer pursuant to the Agreement, and the Servicing Assessment and
Attestation Report required to be provided by the Servicer and by any Subservicer or Subcontractor pursuant to the Agreement, have been provided to the [Depositor] [Master Servicer]. Any material instances of noncompliance described in such reports have been disclosed to the [Depositor] [Master
Servicer]. Any material instance of noncompliance with the Servicing Criteria has been disclosed in such reports.

(page)

Capitalized terms used herein and not defined shall have the meanings ascribed to them in the Agreement.

                                    PHH Mortgage Corporation

                                    By: ______________________________
                                        Martin Foster
                                        Senior Vice President
                                        Date:

(page)

                                  EXHIBIT 12

        SERVICING CRITERIA TO BE ADDRESSED IN ASSESSMENT OF COMPLIANCE

The assessment of compliance to be delivered by the Servicer shall address, at a minimum, the criteria identified as below as "Applicable Servicing Criteria":

--------------------------------------------------------------------------------
                                                                  APPLICABLE
                                                                   SERVICING
                      SERVICING CRITERIA                           CRITERIA
--------------------------------------------------------------------------------
   Reference                        Criteria
--------------------------------------------------------------------------------
                        General Servicing Considerations
-----------------                                               ----------------
 1122(d)(1)(i)    Policies and  procedures  are  instituted to         X
                  monitor any  performance  or other  triggers
                  and  events of default  in  accordance  with
                  the transaction agreements.
-----------------                                               ----------------
 1122(d)(1)(ii)   If any  material  servicing  activities  are         X
                  outsourced  to third  parties,  policies and
                  procedures  are  instituted  to monitor  the
                  third  party's  performance  and  compliance
                  with such servicing activities.
-----------------                                               ----------------
                  Any    requirements   in   the   transaction         X
                  agreements  to  maintain a back-up  servicer
 1122(d)(1)(iii)  for the mortgage loans are maintained.
-----------------                                               ----------------
 1122(d)(1)(iv)   A fidelity  bond and  errors  and  omissions         X
                  policy   is   in   effect   on   the   party
                  participating  in  the  servicing   function
                  throughout  the  reporting   period  in  the
                  amount   of   coverage   required   by   and
                  otherwise  in  accordance  with the terms of
                  the transaction agreements.
-----------------                                               ----------------
                       Cash Collection and Administration
-----------------                                               ----------------
 1122(d)(2)(i)    Payments  on  mortgage  loans are  deposited         X
                  into   the   appropriate    custodial   bank
                  accounts and related bank clearing  accounts
                  no more  than two  business  days  following
                  receipt,   or  such  other  number  of  days
                  specified in the transaction agreements.
-----------------                                               ----------------
 1122(d)(2)(ii)   Disbursements  made  via  wire  transfer  on         X
                  behalf of an obligor or to an  investor  are
                  made only by authorized personnel.
-----------------                                               ----------------
                  Advances  of funds or  guarantees  regarding         X
                  collections,  cash  flows or  distributions,
                  and any  interest or other fees  charged for
                  such  advances,   are  made,   reviewed  and
                  approved  as  specified  in the  transaction
 1122(d)(2)(iii)  agreements.
-----------------                                               ----------------
                  The related  accounts  for the  transaction,
                  such as cash  reserve  accounts  or accounts
                  established      as      a      form      of
                  overcollateralization,     are    separately
                  maintained    (e.g.,    with    respect   to
                  commingling  of  cash)  as set  forth in the
 1122(d)(2)(iv)   transaction agreements.
-----------------                                               ----------------
 1122(d)(2)(v)    Each  custodial  account is  maintained at a         X
                  federally insured depository  institution as
                  set  forth  in the  transaction  agreements.
                  For purposes of this  criterion,  "federally
                  insured    depository    institution"   with
                  respect to a foreign  financial  institution
                  means a foreign  financial  institution that
                  meets the  requirements of Rule  13k-1(b)(1)
                  of the Securities Exchange Act.
-----------------                                               ----------------
 1122(d)(2)(vi)   Unissued  checks  are  safeguarded  so as to         X
                  prevent unauthorized access.
-----------------                                               ----------------
                   Reconciliations  are  prepared on a monthly         X
                  basis   for  all   asset-backed   securities
                  related bank accounts,  including  custodial
                  accounts   and   related    bank    clearing
                  accounts.   These  reconciliations  are  (A)
                  mathematically    accurate;   (B)   prepared
                  within  30  calendar  days  after  the  bank
                  statement  cutoff date, or such other number
                  of  days   specified   in  the   transaction
                  agreements;  (C)  reviewed  and  approved by
                  someone  other than the person who  prepared
                  the   reconciliation;    and   (D)   contain
                  explanations  for reconciling  items.  These
                  reconciling  items  are  resolved  within 90
                  calendar    days    of    their     original
                  identification,  or  such  other  number  of
                  days    specified    in   the    transaction
 1122(d)(2)(vii)  agreements.
-----------------                                               ----------------

(page)

--------------------------------------------------------------------------------
                                                                  APPLICABLE
                                                                   SERVICING
                      SERVICING CRITERIA                           CRITERIA
--------------------------------------------------------------------------------
   Reference                        Criteria
--------------------------------------------------------------------------------
                       Investor Remittances and Reporting
-----------------                                               ----------------
 1122(d)(3)(i)    Reports to investors,  including those to be         X
                  filed with the  Commission,  are  maintained
                  in   accordance    with   the    transaction
                  agreements   and    applicable    Commission
                  requirements.   Specifically,  such  reports
                  (A)  are   prepared   in   accordance   with
                  timeframes  and other terms set forth in the
                  transaction    agreements;    (B)    provide
                  information  calculated in  accordance  with
                  the  terms   specified  in  the  transaction
                  agreements;   (C)   are   filed   with   the
                  Commission  as  required  by its  rules  and
                  regulations;  and (D) agree with  investors'
                  or the  trustee's  records  as to the  total
                  unpaid  principal   balance  and  number  of
                  mortgage loans serviced by the Servicer.
-----------------                                               ----------------
 1122(d)(3)(ii)   Amounts due to investors  are  allocated and         X
                  remitted  in  accordance  with   timeframes,
                  distribution  priority  and other  terms set
                  forth in the transaction agreements.
-----------------                                               ----------------
                  Disbursements   made  to  an  investor   are
                  posted  within  two  business  days  to  the
                  Servicer's  investor records,  or such other         X
                  number of days specified in the  transaction
 1122(d)(3)(iii)  agreements.
-----------------                                               ----------------
                  Amounts   remitted  to  investors   per  the
                  investor   reports   agree  with   cancelled
                  checks,   or  other  form  of  payment,   or         X
 1122(d)(3)(iv)   custodial bank statements.
-----------------                                               ----------------
                           Pool Asset Administration
-----------------                                               ----------------
 1122(d)(4)(i)     Collateral  or security  on mortgage  loans         X
                  is    maintained    as   required   by   the
                  transaction  agreements or related  mortgage
                  loan documents.
-----------------                                               ----------------
                  Mortgage  loan  and  related  documents  are
                  safeguarded  as required by the  transaction         X
 1122(d)(4)(ii)   agreements
-----------------                                               ----------------
                  Any additions,  removals or substitutions to         X
                  the  asset  pool  are  made,   reviewed  and
                  approved in accordance  with any  conditions
                  or    requirements    in   the   transaction
 1122(d)(4)(iii)  agreements.
-----------------                                               ----------------
 1122(d)(4)(iv)   Payments on mortgage  loans,  including  any         X
                  payoffs,   made  in   accordance   with  the
                  related  mortgage loan  documents are posted
                  to   the    Servicer's    obligor    records
                  maintained  no more than two  business  days
                  after receipt,  or such other number of days
                  specified  in  the  transaction  agreements,
                  and  allocated  to  principal,  interest  or
                  other  items  (e.g.,  escrow) in  accordance
                  with the related mortgage loan documents.
-----------------                                               ----------------
 1122(d)(4)(v)    The   Servicer's   records   regarding   the         X
                  mortgage  loans  agree  with the  Servicer's
                  records with respect to an obligor's  unpaid
                  principal balance.
-----------------                                               ----------------
 1122(d)(4)(vi)   Changes  with respect to the terms or status         X
                  of an obligor's  mortgage loans (e.g.,  loan
                  modifications   or   re-agings)   are  made,
                  reviewed   and   approved   by    authorized
                  personnel    in    accordance    with    the
                  transaction   agreements  and  related  pool
                  asset documents.
-----------------                                               ----------------
                  Loss  mitigation or recovery  actions (e.g.,         X
                  forbearance  plans,  modifications and deeds
                  in lieu  of  foreclosure,  foreclosures  and
                  repossessions,     as    applicable)     are
                  initiated,   conducted   and   concluded  in
                  accordance  with  the  timeframes  or  other
                  requirements  established by the transaction
 1122(d)(4)(vii)  agreements.
-----------------                                               ----------------
                  Records  documenting  collection efforts are         X
                  maintained  during  the  period  a  mortgage
                  loan is delinquent  in  accordance  with the
                  transaction  agreements.  Such  records  are
                  maintained on at least a monthly  basis,  or
                  such   other   period   specified   in   the
                  transaction  agreements,  and  describe  the
                  entity's     activities     in    monitoring
                  delinquent  mortgage  loans  including,  for
                  example,  phone  calls,  letters and payment
                  rescheduling    plans   in    cases    where
                  delinquency  is  deemed   temporary   (e.g.,
 1122(d)(4)(viii) illness or unemployment).
-----------------                                               ----------------
 1122(d)(4)(ix)   Adjustments  to  interest  rates or rates of         X
                  return  for  mortgage  loans  with  variable
                  rates  are  computed  based  on the  related
                  mortgage loan documents.
-----------------                                               ----------------

(page)

--------------------------------------------------------------------------------
                                                                  APPLICABLE
                                                                   SERVICING
                      SERVICING CRITERIA                           CRITERIA
--------------------------------------------------------------------------------
   Reference                        Criteria
--------------------------------------------------------------------------------
 1122(d)(4)(x)    Regarding  any  funds  held in trust  for an         X
                  obligor (such as escrow accounts):  (A) such
                  funds are analyzed,  in accordance  with the
                  obligor's  mortgage  loan  documents,  on at
                  least an annual basis,  or such other period
                  specified  in  the  transaction  agreements;
                  (B)  interest  on such  funds  is  paid,  or
                  credited,  to  obligors in  accordance  with
                  applicable   mortgage  loan   documents  and
                  state laws;  and (C) such funds are returned
                  to the obligor  within 30  calendar  days of
                  full  repayment  of  the  related   mortgage
                  loans,   or  such   other   number  of  days
                  specified in the transaction agreements.
-----------------                                               ----------------
 1122(d)(4)(xi)   Payments  made on behalf of an obligor (such         X
                  as tax or  insurance  payments)  are made on
                  or before the related  penalty or expiration
                  dates,   as  indicated  on  the  appropriate
                  bills  or   notices   for   such   payments,
                  provided   that   such   support   has  been
                  received   by  the   servicer  at  least  30
                  calendar days prior to these dates,  or such
                  other  number  of  days   specified  in  the
                  transaction agreements.
-----------------                                               ----------------
                  Any late  payment  penalties  in  connection         X
                  with any  payment to be made on behalf of an
                  obligor are paid from the  servicer's  funds
                  and not charged to the  obligor,  unless the
                  late payment was due to the obligor's  error
 1122(d)(4)(xii)  or omission.
-----------------                                               ----------------
                  Disbursements  made on behalf of an  obligor
                  are posted  within two business  days to the
                  obligor's   records    maintained   by   the         X
                  servicer,  or  such  other  number  of  days
 1122(d)(4)(xiii) specified in the transaction agreements.
-----------------                                               ----------------
                   Delinquencies,        charge-offs       and         X
                  uncollectible  accounts are  recognized  and
                  recorded in accordance  with the transaction
 1122(d)(4)(xiv)  agreements.
-----------------                                               ----------------
                  Any external  enhancement  or other support,
                  identified  in Item  1114(a)(1)  through (3)
                  or  Item   1115   of   Regulation   AB,   is
                  maintained  as set forth in the  transaction
 1122(d)(4)(xv)   agreements.
-----------------                                               ----------------
--------------------------------------------------------------------------------

(page)

                                  EXHIBIT 13

                           SUMMARY OF REGULATION AB
                              SERVICING CRITERIA

NOTE: This Exhibit 13 is provided for convenience of reference only. In the event of a conflict or inconsistency between the terms of this Exhibit 13 and the text of Regulation AB, the text of Regulation AB, its adopting release and other public statements of the SEC shall control.

Item 1122(d)

      (a)   General servicing considerations.

            (1)   Policies  and   procedures  are  instituted  to  monitor  any
performance or other triggers and events of default in accordance with the transaction agreements.

            (2) If any material servicing activities are outsourced to third parties, policies and procedures are instituted to monitor the third party's performance and compliance with such servicing activities.

            (3) Any requirements in the transaction agreements to maintain a back-up servicer for the mortgage loans are maintained.

            (4) A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing function throughout the reporting period in the amount of coverage required by and otherwise in accordance with the terms of the transaction agreements.

      (b)   Cash collection and administration.

            (1) Payments on mortgage loans are deposited into the appropriate custodial bank accounts and related bank clearing accounts no more than two business days following receipt, or such other number of days specified in the transaction agreements.

            (2)   Disbursements   made  via  wire  transfer  on  behalf  of  an
obligor or to an investor are made only by authorized personnel.

            (3) Advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements.

            (4) The related accounts for the transaction, such as cash reserve accounts or accounts established as a form of overcollateralization, are separately maintained (e.g., with respect to commingling of cash) as set forth in the transaction agreements.

(page)

            (5) Each custodial account is maintained at a federally insured depository institution as set forth in the transaction agreements. For purposes of this criterion, "federally insured depository institution" with respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the Securities Exchange Act.

            (6)   Unissued   checks   are   safeguarded   so  as   to   prevent
unauthorized access.

            (7) Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.

      (c)   Investor remittances and reporting.

            (1)   Reports to  investors,  including  those to be filed with the
Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number of mortgage loans serviced by the Servicer.

            (2) Amounts due to investors are allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.

            (3) Disbursements made to an investor are posted within two business days to the Servicer's investor records, or such other number of days specified in the transaction agreements.

            (4) Amounts remitted to investors per the investor reports agree with cancelled checks, or other form of payment, or custodial bank statements.

      (d)   Mortgage Loan administration.

            (1) Collateral or security on mortgage loans is maintained as required by the transaction agreements or related mortgage loan documents.

            (2) Mortgage loan and related documents are safeguarded as required by the transaction agreements.

(page)

            (3)   Any additions,  removals or  substitutions  to the asset pool
are  made,   reviewed  and  approved  in  accordance  with  any  conditions  or requirements in the transaction agreements.

            (4)   Payments on mortgage  loans,  including any payoffs,  made in accordance  with  the  related  mortgage  loan  documents  are  posted  to  the
Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance with the related mortgage loan documents.

            (5) The Servicer's records regarding the mortgage loans agree with the Servicer's records with respect to an obligor's unpaid principal balance.

            (6) Changes with respect to the terms or status of an obligor's mortgage loans (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the transaction agreements and related mortgage loan documents.

            (7) Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established by the transaction agreements.

            (8)   Records   documenting   collection   efforts  are  maintained
during the period a mortgage loan is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or unemployment).

            (9)   Adjustments   to  interest  rates  or  rates  of  return  for
mortgage loans with variable rates are computed based on the related mortgage loan documents.

            (10) Regarding any funds held in trust for an obligor (such as escrow accounts): (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements; (B) interest on such funds is paid, or credited, to obligors in accordance with applicable mortgage loan documents and state laws; and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other number of days specified in the transaction agreements.

            (11) Payments made on behalf of an obligor (such as tax or insurance payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the Servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.

(page)

            (12) Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the Servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.

            (13) Disbursements made on behalf of an obligor are posted within two business days to the obligor's records maintained by the Servicer, or such other number of days specified in the transaction agreements.

            (14) Delinquencies, charge-offs and uncollectable accounts are recognized and recorded in accordance with the transaction agreements.

            (15)  Any external  enhancement  or other  support,  identified  in
Item 1114(a)(1) through (3) or Item 1115 of Regulation AB, is maintained as set forth in the transaction agreements.





                                                                 EXECUTION COPY

================================================================================

                              SERVICING AGREEMENT

                                By and Between

                            WASHINGTON MUTUAL BANK
                                  (Servicer)

                                      and

                           EMC MORTGAGE CORPORATION

                                    (Owner)

                           Dated as of April 1, 2005

                     Residential First Lien Mortgage Loans
                         Schedule/Schedule Remittance

================================================================================
(page)

                               TABLE OF CONTENTS

                                                                            Page

ARTICLE 1. DEFINITIONS.........................................................1

ARTICLE 2. ADMINISTRATION AND SERVICING OF MORTGAGE LOANS......................9

         Section 2.1.      Identification of Mortgage Loans;
                           Servicer to Act as Servicer.........................9
         Section 2.2.      Liquidation of Mortgage Loans......................11
         Section 2.3.      Collection of Mortgage Loan
                           Payments...........................................12
         Section 2.4.      Establishment of Account; Deposits
                           in Account.........................................13
         Section 2.5.      Permitted Withdrawals from the
                           Account............................................14
         Section 2.6.      Establishment of Escrow Account;
                           Deposits in Escrow Account; Escrow
                           Analysis...........................................15
         Section 2.7.      Permitted Withdrawals from the
                           Escrow Account.....................................15
         Section 2.8.      Payment of Taxes, Insurance and
                           Other Charges......................................16
         Section 2.9.      Transfer of Accounts...............................16
         Section 2.10.     Maintenance of Hazard Insurance....................16
         Section 2.11.     Fidelity Bond; Errors and
                           Omissions Insurance................................18
         Section 2.12.     Title, Management and Disposition
                           of Real Estate Owned...............................18
         Section 2.13.     Application of Proceeds of
                           Insurance to Repair or Restoration.................20
         Section 2.14.     Inspections........................................20
         Section 2.15.     Maintenance of Primary Mortgage
                           Insurance Policies; Collections
                           Thereunder.........................................20
         Section 2.16.     Monthly Advances by the Servicer...................21
         Section 2.17.     Compliance With REMIC Provisions...................21
         Section 2.18.     Owner to Cooperate; Release of
                           Collateral Files...................................22

ARTICLE 3. PAYMENTS TO THE OWNER..............................................22

         Section 3.1.      Distributions......................................22
         Section 3.2.      Reports............................................23
         Section 3.3.      Delinquency and Foreclosure
                           Statements.........................................25

ARTICLE 4. GENERAL SERVICING PROCEDURE; COVENANTS;
                  REPRESENTATIONS AND WARRANTIES..............................25

         Section 4.1.      Assumption Agreements..............................25
         Section 4.2.      Satisfaction of Mortgages and
                           Release of Collateral Files........................25
         Section 4.3.      Servicing Compensation.............................27
         Section 4.4.      Statements as to Compliance........................27
         Section 4.5.      Annual Independent Public
                           Accountants' Servicing Report......................28
         Section 4.6.      Owner's Right to Examine Servicer
                           Records, etc.......................................28
         Section 4.7.      Cooperation........................................29

                                      i
(page)

         Section 4.8.      Consents and Approvals.............................29

ARTICLE 5. THE SERVICER.......................................................29

         Section 5.1.      Indemnification; Third Party Claims................29
         Section 5.2.      Servicer Covenants; Merger or
                           Consolidation of the Servicer......................30
         Section 5.3.      Limitation on Liability of the
                           Servicer and Others................................31
         Section 5.4.      Servicer Not to Resign.............................31
         Section 5.5.      Transfer of Servicing..............................31
         Section 5.6.      Transfer of Mortgage Loans.........................32
         Section 5.7.      Representations and Warranties of
                           the Servicer.......................................32

ARTICLE 6. DEFAULT............................................................33

         Section 6.1.      Events of Default..................................33
         Section 6.2.      Waiver of Defaults.................................35
         Section 6.3.      Survival of Certain Obligations
                           and Liabilities of the Defaulted
                           Servicer...........................................35

ARTICLE 7. TERMINATION........................................................35

         Section 7.1.      Termination of Agreement...........................35
         Section 7.2.      Termination of the Servicer Upon
                           Unremedied Event of Default........................36

ARTICLE 8. PASS-THROUGH AND WHOLE LOAN TRANSFER...............................36

         Section 8.1.      Pass-Through Transfers or
                           Whole-Loan Transfers...............................36
         Section 8.2.      Designation of a Master Servicer...................38

ARTICLE 9. MISCELLANEOUS PROVISIONS...........................................39

         Section 9.1.      Successor to the Servicer..........................39
         Section 9.2.      Amendment..........................................40
         Section 9.3.      Recordation of Agreement;
                           Perfection of Security Interest;
                           Further Assurances.................................40
         Section 9.4.      Duration of Agreement..............................40
         Section 9.5.      Governing Law......................................40
         Section 9.6.      General Interpretive Principles....................41
         Section 9.7.      Reproduction of Documents..........................41
         Section 9.8.      Notices............................................41
         Section 9.9.      Severability of Provisions.........................42
         Section 9.10.     Exhibits and Schedules.............................42
         Section 9.11.     Counterparts; Successors and
                           Assigns............................................43
         Section 9.12.     Effect of Headings.................................43
         Section 9.13.     Other Agreements Superseded;
                           Entire Agreement...................................43
         Section 9.14.     Attorneys' Fees....................................43

                                      ii
(page)

         Section 9.15.     Non-Solicitation...................................43
         Section 9.16.     Confidential Information...........................44

                                      iii
(page)

                          DESCRIPTION OF ATTACHMENTS

Exhibit A   FORM OF REQUEST FOR RELEASE OF DOCUMENTS AND RECEIPT

Exhibit B   ACCOUNT LETTER AGREEMENT

Exhibit C   ESCROW ACCOUNT LETTER AGREEMENT

Exhibit D   FORM OF OFFICER'S CERTIFICATE

Exhibit E   CONTENTS OF CREDIT FILE

Exhibit F   FORM OF CONFIRMATION AGREEMENT

Schedule 1  MORTGAGE LOAN SCHEDULE

                                      iv
(page)
                              SERVICING AGREEMENT

      This SERVICING AGREEMENT (this "Agreement") dated as of April 1, 2005, is between Washington Mutual Bank, a savings bank organized under the laws of the United States, in its capacity as servicer (the "Servicer"), and EMC Mortgage Corporation, a Delaware corporation, and its successors and assigns, in its capacity as owner (the "Owner").

                             PRELIMINARY STATEMENT

      WHEREAS, the Owner owns certain residential, first lien mortgage loans;

      WHEREAS, the Servicer holds the servicing rights related to the Mortgage Loans and has agreed to service such Mortgage Loans for the Owner;

      WHEREAS, the Servicer and the Owner desire to prescribe the terms and conditions regarding the management, servicing, and control of the Mortgage Loans; and

      WHEREAS, the Servicer and the Owner intend that, with respect to each Mortgage Loan serviced hereunder, the terms and conditions of this Agreement replace and supercede, as of the related Closing Date (as defined herein), all of the terms and conditions of any other servicing agreement to which the Servicer is bound that purports to govern the servicing of such Mortgage Loan;

      NOW, THEREFORE, in consideration of the mutual agreements and covenants herein contained and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Servicer and the Owner agree as follows:

                                   ARTICLE 1.

                                   DEFINITIONS

      Capitalized terms used in this Agreement shall have the following meanings, unless the context otherwise requires:

      Acceptable Servicing Procedures: The procedures, including prudent collection and loan administration procedures, and the standard of care employed by prudent mortgage servicers that service mortgage loans of the same type as the Mortgage Loans in the jurisdictions in which the related Mortgaged Properties are located. Such standard of care shall not be lower than that the Servicer customarily employs and exercises in servicing and administering similar mortgage loans for its own account and shall be in full compliance with all applicable federal, state and local laws, ordinances, rules and regulations.

      Account:  The account or accounts created and maintained pursuant to
Section 2.4 of this Agreement.


                                      1
(page)

      Agreement: This Servicing Agreement, including all exhibits and schedules hereto, and all amendments hereof and supplements hereto.

      Applicable Requirements: With respect to each Mortgage Loan, (i) the terms of the related Mortgage and Mortgage Note, (ii) the federal, state and local laws, statutes, rules, regulations, ordinances, standards, requirements, administrative rulings, orders and processes pertaining to such Mortgage Loan, including but not limited to those pertaining to the processing, origination and servicing of the Mortgage Loan, (iii) the requirements of the Owner as set forth in this Agreement and (iv) Acceptable Servicing Procedures.

      ARM Loan: A Mortgage Loan as to which the related Mortgage Note provides that the Mortgage Interest Rate may be adjusted periodically.

      BIF:  The Bank Insurance Fund.

      Business Day: Any day other than (i) a Saturday or Sunday, or (ii) a day on which banking or savings and loan institutions are authorized or obligated by law or executive order to be closed in the State of New York, the State of Washington or any state in which the Servicer operates.

      Certification Cure Deadline: The date occurring ten (10) days after the date on which written notice of the Servicer's failure to duly perform its obligations under Sections 4.4 and 4.5 shall have been given to the Servicer by the Owner, or if the related Mortgage Loans are subject to securitization and the registrant (or its agent) has obtained an extension to the Securities and Exchange Commission filing deadline for the related 10-K, the date occurring five (5) days prior to the extended filing deadline.

      Closing Date: With respect to each Mortgage Loan in a Pool of Mortgage Loans, the date on which such Mortgage Loan becomes subject to this Agreement, as specified in the related Confirmation Agreement.

      Code: The Internal Revenue Code of 1986, as amended from time to time, or any successor statute thereto.

      Collateral Documents: With respect to any Mortgage Loan, the mortgage loan documents pertaining to such Mortgage Loan delivered to and held by the Custodian from time to time in connection with the purchase and sale of such Mortgage Loan.

      Collateral File: With respect to any Mortgage Loan, a file pertaining to such Mortgage Loan that contains each of the related Collateral Documents.

      Compensating Interest Cap:  An amount equal to 1/12 of the sum of:

            (i) the aggregate Unpaid Principal Balance of all (A) fixed rate Mortgage Loans and (B) Hybrid ARM Loans that bear interest at the initial fixed rate (other than 3/1 Hybrid ARM Loans), multiplied by 0.25%, and


                                      2
(page)

            (ii) the aggregate Unpaid Principal Balance of all (A) ARM Loans, (B) Hybrid ARM Loans that bear interest at an adjustable rate and (C) 3/1 Hybrid ARM Loans, multiplied by 0.375%.

      Condemnation Proceeds: All awards or settlements in respect of a taking of all or part of a Mortgaged Property by exercise of the power of eminent domain or condemnation.

      Confirmation Agreement: An agreement substantially in the form of Exhibit F attached hereto, executed by the Owner and the Servicer, which agreement shall confirm the addition of a Pool of Mortgage Loans subject to the terms and conditions of this Agreement.

      Credit File: With respect to any Mortgage Loan, a file pertaining to such Mortgage Loan which may contain the mortgage loan documents described on Exhibit E attached hereto, which file shall be retained by the Servicer and may be maintained on microfilm or any other comparable medium.

      Custodian: With respect to any Mortgage Loan, Wells Fargo Bank, N.A., any successor custodian, or any other custodian designated by the Owner from time to time.

      Cut-off Date: With respect to any Mortgage Loan, the first day of the month in which the related Closing Date occurs, except as otherwise specified in the related Confirmation Agreement.

      Cut-off Date Principal Balance: As to each Mortgage Loan, the outstanding principal balance of such Mortgage Loan as of the close of business on the related Cut-off Date, after deduction and application of all payments of principal due on or before such Cut-off Date, whether or not received.

      Defaulted Servicer:  As defined in Section 6.1.

      Determination Date: The thirteenth (13th) day of each month (or if such day is not a Business Day, the next Business Day), commencing in the month following the end of the calendar month in which the related Closing Date occurs. A Determination Date is related to a Monthly Remittance Date if such Determination Date and such Monthly Remittance Date occur in the same calendar month.

      Disclosure Document:  As defined in Section 8.1(d).

      Due Date: With respect to any Mortgage Loan, the day of the month on which Monthly Payments on such Mortgage Loan are due, exclusive of any days of grace, which day shall be the first day of the month unless otherwise specified on the related Mortgage Loan Schedule.

      Due Period: With respect to any Mortgage Loan, the period beginning on the first day of any month and ending on the last day of such month.

      Eligible Account: An account or accounts maintained with a Qualified Depository.


                                      3
(page)

      Escrow Account: The separate account or accounts created and maintained pursuant to Section 2.6.

      Escrow Payments: The amounts constituting ground rents, taxes, assessments, water rates, sewer rents, municipal charges, Primary Mortgage Insurance Policy premiums, if any, fire and hazard insurance premiums, condominium charges and other payments required to be escrowed by the Mortgagor with the mortgagee pursuant to any Mortgage Loan.

      Event of Default: Any one of the conditions or circumstances enumerated in Section 6.1.

      Fannie Mae: Fannie Mae (formerly known as the Federal National Mortgage Association) and any successor thereto.

      FDIC: The Federal Deposit Insurance Corporation or any successor thereto.

      Fidelity Bond: A fidelity bond to be obtained by the Servicer pursuant to Section 2.11.

      Final Recovery Determination: With respect to any defaulted Mortgage Loan or any REO Property, a determination made by the Servicer that all related Condemnation Proceeds, Insurance Proceeds, Liquidation Proceeds and other payments or recoveries that the Servicer, in its reasonable good faith judgment, expects to be finally recoverable have been so recovered. The Servicer shall maintain records, prepared by a servicing officer of the Servicer, of each Final Recovery Determination.

      Freddie Mac: Freddie Mac (formerly known as The Federal Home Loan Mortgage Corporation) and any successor thereto.

      GAAP: Generally Accepted Accounting Principles, as promulgated by the Financial Accounting Standards Board from time to time.

      Gross Margin: With respect to any ARM Loan, the fixed percentage amount set forth in the related Mortgage Note and described in the related Mortgage Loan Schedule, which amount is added to the Index in accordance with the terms of the related Mortgage Note to determine on each Interest Rate Adjustment Date the Mortgage Interest Rate for such Mortgage Loan.

      Indemnified Party:  As defined in Section 8.1(d).

      Indemnitee:  As defined in Section 4.4(c).

      Index: With respect to any ARM Loan, the index set forth in each adjustable rate Mortgage Note, which index is added to the Gross Margin to determine the Mortgage Interest Rate on each Interest Rate Adjustment Date.

      Insurance Proceeds: Proceeds of any Primary Mortgage Insurance Policy, title policy, hazard insurance policy or any other insurance policy covering a Mortgage Loan or the related Mortgaged Property, including any amounts required to be deposited in the Account pursuant to Section 2.10, to the extent such proceeds are not to be applied to the restoration of the related Mortgaged Property or released to the Mortgagor in accordance with Applicable Requirements.


                                      4
(page)

      Interest Rate Adjustment Date: With respect to any ARM Loan, the date specified in the related Mortgage Note as the date on which the Mortgage Interest Rate for the related Mortgage Loan is subject to adjustment.

      Late Collections: With respect to any Mortgage Loan, all amounts received during any Due Period, whether as late payments of Monthly Payments, or as Insurance Proceeds, Liquidation Proceeds, Condemnation Proceeds or otherwise, which amounts represent late payments or collections of Monthly Payments due but delinquent for a previous Due Period and not previously recovered.

      Liquidation Proceeds: Cash received in connection with (i) the liquidation of a defaulted Mortgage Loan (whether through the sale or assignment of the Mortgage Loan, trustee's sale, foreclosure sale or otherwise) or (ii) the sale of the Mortgaged Property, if the Mortgaged Property is acquired in satisfaction of the Mortgage.

      Losses:  As defined in Section 5.1(a).

      Management Assertion:  As defined in Section 4.5.

      Master Servicer:  As defined in Section 8.2(a).

      Master Servicing Agreement:  As defined in Section 8.2(a).

      Maturity Date: With respect to each Mortgage Loan, the maturity date of the related Mortgage Note, as specified therein.

      MERS: Mortgage Electronic Registration Systems, Inc., a Delaware corporation, and any successor thereto.

      MERS Loan: Any Mortgage Loan registered on the MERS(R) System and for which MERS is listed as the record mortgagee or beneficiary on the related Mortgage or assignment thereof.

      MERS(R) System: The system of electronically recording transfers of mortgage loans maintained by MERS.

      Monthly Advance: The aggregate of the advances made by the Servicer on any Monthly Remittance Date pursuant to Section 2.16(a).

      Monthly Payment: The scheduled monthly payment of principal and interest on a Mortgage Loan which is payable by a Mortgagor from time to time under the related Mortgage Note.


                                      5
(page)

      Monthly Remittance Date: The eighteenth (18th) day of each month (or if such day is not a Business Day, the next Business Day) commencing in the month following the end of the calendar month in which the related Closing Date occurs. A Determination Date is related to a Monthly Remittance Date if such Determination Date and such Monthly Remittance Date occur in the same calendar month.

      Moody's:  Moody's Investors Service, Inc. or any successor thereto.

      Mortgage: The mortgage, deed of trust, or other instrument creating a first lien on or first priority ownership interest in real property, including any riders, addenda, assumption agreements, or modifications relating thereto.

      Mortgage Interest Rate: With respect to each Mortgage Loan, the annual rate at which interest accrues on such Mortgage Loan.

      Mortgage Loan: An individual mortgage loan subject to this Agreement, each as identified on the related Mortgage Loan Schedule.

      Mortgage Loan Schedule: With respect to the Mortgage Loans, the schedule or schedules of Mortgage Loans attached hereto as Schedule I, or to any Confirmation Agreement.

      Mortgage Note: The note or other evidence of the indebtedness of a Mortgagor secured by a Mortgage, including any riders or addenda thereto.

      Mortgaged Property: The property securing a Mortgage Note pursuant to the related Mortgage.

      Mortgagor:  The obligor(s) on a Mortgage Note.

      Net Rate: With respect to each Mortgage Loan, the annual rate at which interest thereon shall be remitted to the Owner (in each case computed on the basis of a 360-day year consisting of twelve 30-day months), which annual rate shall be equal to the Mortgage Interest Rate less the Servicing Fee Rate.

      Nonrecoverable Advance: Any portion of any Servicing Advance or Monthly Advance previously made or proposed to be made in respect of a Mortgage Loan by the Servicer hereunder that the Servicer determines in its good faith judgment will not be ultimately recoverable from Late Collections. The determination by the Servicer that it has made a Nonrecoverable Advance shall be evidenced by an Officer's Certificate of the Servicer delivered to the Owner and detailing the reasons for such determination.

      Officer's Certificate: A certificate signed by a Vice President or other authorized officer and delivered to the Owner as required by this Agreement.

      Opinion of Counsel: A written opinion of counsel, who may be an employee of the Servicer, reasonably acceptable to the Owner.


                                      6
(page)

      OTS:  The Office of Thrift Supervision, or any successor thereto.

      Owner: EMC Mortgage Corporation, a Delaware corporation, and any successor owner of any of the Mortgage Loans.

      Pass-Through Transfer: The sale or transfer of some or all of the Mortgage Loans by the Owner to a trust to be formed as part of a publicly issued or privately placed mortgage backed securities transaction.

      Permitted Investments: Any one or more of the following obligations or securities:

            (i) direct obligations of, or obligations fully guaranteed as to principal and interest by, the United States or any agency or instrumentality thereof, provided such obligations are backed by the full faith and credit of the United States;

            (ii) repurchase obligations with respect to any security described in clause (i) above, provided that the unsecured long-term obligations of the party agreeing to repurchase such obligations are at the time rated by S&P or Moody's in one of its two highest rating categories;

            (iii) federal funds, certificates of deposit, time deposits, and bankers' acceptances of any bank or trust company incorporated under the laws of the United States or any state, provided that the long-term debt obligations of such bank or trust company (or, in the case of the principal bank in a bank holding company system, the long-term debt obligations of the bank holding company) at the date of acquisition thereof have been rated by S&P or Moody's in one of its two highest rating categories; and

            (iv) commercial paper of any corporation incorporated under the laws of the United States or any state thereof that on the date of acquisition has been rated by S&P or Moody's in its highest short-term rating category.

      Person: Any individual, corporation, partnership, limited liability company, joint venture, association, joint-stock company, trust, unincorporated organization or government or any agency or political subdivision thereof.

      Pool of Mortgage Loans: A pool of Mortgage Loans made subject to this Agreement pursuant to a Confirmation Agreement.

      Prepayment Charge: With respect to any Mortgage Loan, the prepayment premium or charge, if any, required under the terms of the related Mortgage Note to be paid in connection with a Principal Prepayment in Full or a Principal Prepayment in Part, to the extent permitted by applicable law.

      Primary Mortgage Insurance Policy: With respect to each Mortgage Loan, the policy of primary mortgage insurance (including all endorsements thereto) issued with respect to such Mortgage Loan, if any, or any replacement policy.


                                      7
(page)

      Prime: As of any date of determination, the annual interest rate, adjusted daily, published from time to time in The Wall Street Journal (Western Edition) as the "PRIME RATE" in the "MONEY RATES" section. In the event that more than one such rate is specified, "Prime" shall mean the greatest of such rates.

      Principal Prepayment: Any payment or other recovery of principal in full ( a "Principal Prepayment in Full") or in part (a "Principal Prepayment in Part") of the then-outstanding principal on a Mortgage Loan (other than Condemnation Proceeds, Insurance Proceeds, and Liquidation Proceeds) that is received in advance of its scheduled Due Date and not accompanied by an amount of interest representing scheduled interest due on any date or dates in any month or months subsequent to the month of prepayment. The term "Principal Prepayment" shall not refer to any related Prepayment Charge.

      Qualified Depository: Any of the following: (i) a depository, the short-term unsecured debt obligations of which are rated by Moody's or S&P (or a comparable rating agency) in one of its two highest rating categories,
(ii) the corporate trust department of a national bank, (iii) a depository that fully insures the Account and the Escrow Account with insurance provided by the FDIC, or (iv) the Servicer.

      REMIC: A "real estate mortgage investment conduit" within the meaning of Section 860D of the Code.

      REMIC Provisions: Provisions of the federal income tax law relating to REMICs, which appear at Section 860G of Subchapter M of Chapter 1 of the Code and related provisions, and regulations promulgated thereunder, as in effect from time to time.

      REO Management Fee: With respect to each REO Property, an amount equal to $1,500.

      REO Property: A Mortgaged Property acquired in foreclosure or by deed in lieu of foreclosure, as described in Section 2.12.

      SAIF:  The Savings Association Insurance Fund.

      S&P: Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies, Inc., or its successor in interest.

      Servicer: Washington Mutual Bank, a savings bank organized under the laws of the United States, or its permitted successor in interest, or any successor to the Servicer under this Agreement appointed as herein provided.

      Servicer's Information:  As defined in Section 8.1(d).

      Servicing Advances: All customary, reasonable, and necessary "out of pocket" costs and expenses, including reasonable attorneys' fees and disbursements, incurred by the Servicer in the performance of its servicing obligations hereunder, including, without limitation, costs related to
(i) the preservation, restoration, and protection of the Mortgaged Property,
(ii) any enforcement or judicial proceedings, including foreclosures,
(iii) the management and liquidation of the Mortgaged Property if the Mortgaged Property is acquired in satisfaction of the Mortgage and
(iv) Servicer's compliance with the obligations set forth in Sections 2.2, 2.3, 2.8, 2.10, 2.12 and 2.15 of this Agreement.


                                      8
(page)

      Servicing Fee: With respect to each Mortgage Loan, the amount of the annual fee payable to the Servicer pursuant to Section 4.3 as compensation for servicing and administering such Mortgage Loan. Such fee shall, for a period of one full month, be equal to one-twelfth of the product of (i) the related Servicing Fee Rate, multiplied by (ii) the outstanding Unpaid Principal Balance of such Mortgage Loan. Such fee shall be payable monthly and shall be computed on the basis of the same principal amount and period respecting which any related interest payment on such Mortgage Loan is computed.

      Servicing Fee Rate: With respect to each Mortgage Loan, the annual rate at which the Servicing Fee shall be calculated, which annual rate is set forth in the related Confirmation Agreement. In the event that the Index and Gross Margin of an ARM Loan are adjusted pursuant to the terms of the related Mortgage Note, the Servicing Fee Rate for such ARM Loan shall be the annual rate of the Servicing Fee in effect immediately prior to such adjustment.

      Unpaid Principal Balance: With respect to each Mortgage Loan, as of any date of determination, (i) the Cut-off Date Principal Balance, minus (ii) the principal portion of all payments made by or on behalf of the Mortgagor after the related Cut-off Date and received by the Owner, plus (iii) in the case of a Mortgage Loan subject to negative amortization, any capitalized interest.

      USAP:  As defined in Section 4.5.

      Whole Loan Transfer: Any sale or transfer of some or all of the Mortgage Loans by the Owner to a third party, which sale or transfer is not a Pass-Through Transfer.

                                  ARTICLE 2.

                ADMINISTRATION AND SERVICING OF MORTGAGE LOANS

      Section 2.1.      Identification of Mortgage Loans; Servicer to Act as
Servicer

            (a) As of the related Closing Date, the Servicer, as independent contract servicer, shall service and administer the Mortgage
Loans in accordance with this Agreement and Acceptable Servicing Procedures. Except as otherwise expressly provided in this Agreement, the Servicer shall have full power and authority, acting alone, to do any and all things in connection with such servicing and administration that the Servicer may deem necessary or desirable and consistent with the terms of this Agreement, including, without limitation, all action permitted or required to be taken under any related Primary Mortgage Insurance Policy. In servicing and administering the Mortgage Loans, the Servicer shall employ Acceptable Servicing Procedures, except that the Servicer shall employ the procedures set forth in this Agreement whenever the Acceptable Servicing Procedures conflict with the requirements under this Agreement (provided that in no event shall the Servicer act in conflict with any applicable federal, state and local laws, ordinances, rules or regulations). The Servicer shall at all times act in the best interests of the Owner in performing hereunder.


                                      9
(page)

            (b) The documents comprising the Collateral File and the Credit File with respect to each Mortgage Loan serviced hereunder and that are delivered to the Servicer, together with all other documents with respect to each such Mortgage Loan that are prepared by or that come into the possession of the Servicer, shall immediately vest in the Owner and shall be held and maintained in trust by the Servicer at the will of the Owner and in a custodial capacity only for the sole purpose of servicing or supervising the servicing of the related Mortgage Loans. The documents comprising each Collateral File and each Credit File and all related documents that come into the possession of the Servicer and are so held by the Servicer shall be appropriately marked to clearly reflect the ownership interest of the Owner in such Collateral File and Credit File and related documents. The Servicer shall release its custody of any such documents only in accordance with written instructions from the Owner, unless such release is required as incidental to the Servicer's servicing of the Mortgage Loans.

            (c) Subject to Section 2.17 of this Agreement, the Servicer may waive, modify or vary any term of any Mortgage Loan or consent to the postponement of strict compliance with any such term or in any manner grant indulgence to any Mortgagor if, in the Servicer's reasonable and prudent determination, such waiver, modification, variation, postponement or indulgence is in the best interests of the Owner; provided, however, that the Servicer shall not permit any modification with respect to any Mortgage Loan that would change the Mortgage Interest Rate, defer or forgive the payment of any principal or interest payments, reduce the outstanding principal amount (except for actual payments of principal) or extend the related Maturity Date (unless the Mortgagor is in default with respect to the Mortgage Loan or such default is, in the judgment of the Servicer, imminent and the Servicer has obtained the prior written consent of the Owner). Without limiting the generality of the foregoing, the Servicer is hereby authorized and empowered to execute and deliver on behalf of itself and the Owner all instruments of satisfaction, cancellation, full release, or partial release or discharge, and all other comparable instruments with respect to the Mortgage Loans and the Mortgaged Properties. If reasonably required by the Servicer, the Owner shall furnish the Servicer with any powers of attorney and other documents necessary or appropriate to enable the Servicer to carry out its servicing and administrative duties under this Agreement.

            (d) As to each ARM Loan, the Servicer shall make periodic Mortgage Interest Rate and Monthly Payment adjustments, as applicable, and execute and deliver all appropriate notices regarding the same, in strict compliance with Applicable Requirements. The Servicer shall establish procedures to monitor the Index in order to ensure that it uses the appropriate value for the Index in determining an interest rate change. If the Servicer fails to make a timely and correct Mortgage Interest Rate adjustment or Monthly Payment adjustment, the Servicer shall use its own funds to satisfy any shortage in the Mortgagor's Monthly Payment for so long as such shortage continues. In the event the Index, as specified in the related Mortgage Note, becomes unavailable for any reason, the Servicer shall select an alternative index based on comparable information, in accordance with the terms of the Mortgage Note, and such alternative index shall thereafter be the Index for such Mortgage Loan. In such event, the Servicer shall also determine a new Gross Margin. The new Gross Margin shall be the difference between (x) the average of the original Index for the most recent three-year period that ends on the last date the original Index was available plus the Gross Margin on the last date the original Index was available and
(y) the average of the new Index for the most recent three-year period that ends on that date (or if not available for such three-year period, for such time as it is available), rounded as provided in the Mortgage Note.


                                      10
(page)

            (e) In connection with the servicing and administration of the Mortgage Loans and consistent with Acceptable Servicing Procedures and this Agreement, the Servicer shall have full power and authority to execute and deliver or cause to be executed and delivered on behalf of the Owner such instruments of assignment or other comparable instruments as the Servicer shall deem appropriate in order to register any Mortgage Loan on the MERS(R) System or cause the removal of any Mortgage Loan from registration on the MERS(R) System.

      Section 2.2.      Liquidation of Mortgage Loans

            (a) In the event that any payment due under any Mortgage Loan is not paid when the same becomes due and payable, or in the event the Mortgagor fails to perform any other covenant or obligation under the Mortgage Loan and such failure continues beyond any applicable grace period, the Servicer shall proceed diligently to collect all payments due and shall take such action, including commencing foreclosure, as it shall reasonably deem to be in the best interests of the Owner and in accordance with Acceptable Servicing Procedures. The Servicer shall use commercially reasonable efforts, consistent with Acceptable Servicing Procedures, any Primary Mortgage Insurance Policies and the best interest of Owner, to foreclose upon or otherwise comparably convert the ownership of properties securing such of the Mortgage Loans as come into and continue in default and as to which no satisfactory arrangements can be made for collection of delinquent payments pursuant to Section 2.1. Any foreclosure or comparable proceedings shall be initiated within ninety (90) days of default for Mortgaged Properties for which no satisfactory arrangements can be made for collection of delinquent payments. In any case in which a Mortgaged Property shall have suffered damage, the Servicer shall not be required to expend its own funds toward the restoration of such property. Servicer shall obtain prior approval of Owner as to restoration expenses in excess of ten thousand dollars ($10,000). The Servicer shall notify the Owner in writing of the commencement of foreclosure proceedings and prior to the acceptance or rejection of any offer of reinstatement. The Servicer shall be responsible for all costs and expenses incurred by it in any such proceedings or functions; provided, however, that it shall be entitled to reimbursement thereof from the related property, as contemplated in Section 2.5.

            (b)   Notwithstanding the foregoing provisions of this
Section 2.2, with respect to any Mortgage Loan as to which the Servicer has received actual notice of, or has actual knowledge of, the presence of any toxic or hazardous substance on the related Mortgaged Property, the Servicer shall neither (i) obtain title to such Mortgaged Property as a result of or in lieu of foreclosure or otherwise, (ii) acquire possession of, nor (iii) take any other action with respect to, such Mortgaged Property if, as a result of any such action, the Owner would be considered to hold title to, to be a mortgagee-in-possession of, or to be an owner or operator of such Mortgaged Property within the meaning of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended from time to time, or any comparable law, unless the Servicer has either (x) obtained the written consent of the Owner, or (y) previously determined, based on its reasonable judgment and a prudent report prepared by a Person who regularly conducts environmental audits using customary industry standards, that:


                                      11
(page)

                  (i) such Mortgaged Property is in compliance with applicable environmental laws or, if not, that it would be in the best economic interest of the Owner to take such actions as are necessary to bring the Mortgaged Property into compliance therewith; and

                  (ii) there are no circumstances present at such Mortgaged Property relating to the use, management or disposal of any hazardous substances, hazardous materials, hazardous wastes, or petroleum-based materials for which investigation, testing, monitoring, containment, clean-up or remediation could be required under any federal, state or local law or regulation, or that if any such materials are present for which such action could be required, that it would be in the best economic interest of the Owner to take such actions with respect to the affected Mortgaged Property.

The cost of the environmental audit report contemplated by this
Section 2.2(b) shall be advanced by the Servicer as a Servicing Advance, subject to the Servicer's right to be reimbursed therefor from the Account and the Servicer's right to make a judgment about whether any such advance would be a Nonrecoverable Advance.

            (c) If the Servicer has (i) determined that it is in the best economic interest of the Owner to take such actions as are necessary to bring any such Mortgaged Property into compliance with applicable environmental laws, or to take such action with respect to the containment, clean-up or remediation of hazardous substances, hazardous materials, hazardous wastes, or petroleum-based materials affecting any such Mortgaged Property, or (ii) obtained the written consent of the Owner, in each case as described above, then the Servicer shall take such action as it deems to be in the best economic interest of the Owner (or as otherwise directed by the Owner). The cost of any such compliance, containment, clean-up or remediation shall be advanced by the Servicer as a Servicing Advance, subject to the Servicer's right to be reimbursed therefor from the Account and the Servicer's right to make a judgment about whether any such advance would be a Nonrecoverable Advance.

      Section 2.3.      Collection of Mortgage Loan Payments

      Continuously from the related Closing Date until the principal and interest on all of the Mortgage Loans are paid in full, the Servicer shall proceed diligently to collect all payments due under each of the Mortgage Loans when the same shall become due and payable. With respect to those Mortgage Loans, if any, as to which the Servicer collects Escrow Payments, the Servicer shall ascertain or estimate annual ground rents, taxes, assessments, water rates, sewer rents, municipal charges, fire and hazard insurance premiums, condominium charges, Primary Mortgage Insurance Policy premiums and all other charges that, as provided in any Mortgage, shall become due and payable, to the end that the Escrow Payments payable by the Mortgagors shall be sufficient to pay such charges as and when they become due and payable. The Servicer shall not be required to institute or join in litigation with respect to collection of any payment (whether under a Mortgage, Mortgage Note, Primary Mortgage Insurance Policy or otherwise or against any public or governmental authority with respect to a taking or condemnation) if in the Servicer's reasonable judgment the Servicer believes that the costs and expenses relating thereto would be Nonrecoverable Advances. The Servicer shall be entitled to be reimbursed from the Account for any costs, expenses or other liabilities incurred by the Servicer in connection with any such litigation. The Servicer's right to such reimbursement shall be prior to the Owner's right to such proceeds.


                                      12
(page)

      Section 2.4.      Establishment of Account; Deposits in Account

            (a) The Servicer shall establish and maintain one or more Accounts (collectively, the "Account") entitled "Washington Mutual Bank, in trust for EMC Mortgage Corporation, as Owner, and any successor Owner." The Account shall be an Eligible Account, established with an institution that is a Qualified Depository and maintained as a segregated account separate and apart from any of the Servicer's own funds and general assets. If the Account is established with an institution other than the Servicer, the Account shall be evidenced by a letter agreement substantially in the form of Exhibit B attached hereto.

            (b) The Servicer shall, upon receipt (and in all events by not later than the end of the second Business Day following receipt thereof), deposit in the Account and retain therein, the following payments and collections either received or made by the Servicer subsequent to the related Cut-off Date (other than payments due on or before such Cut-off Date), or otherwise allocable to a period subsequent to such Cut-off Date:

                  (i) the principal portion of all Monthly Payments on the Mortgage Loans;

                  (ii) the interest portion of all Monthly Payments on the Mortgage Loans less the Servicing Fee;

                  (iii) all Principal Prepayments in Part and Principal Prepayments in Full;

                  (iv)  all Liquidation Proceeds;

                  (v) all Insurance Proceeds, other than Insurance Proceeds to be held in the Escrow Account and applied to the restoration and repair of the Mortgaged Property or released to the Mortgagor in accordance with Applicable Requirements;

                  (vi) all Condemnation Proceeds that are not released to the Mortgagor in accordance with the Owner's written consent or Applicable Requirements;

                  (vii) any amount required to be deposited in the Account pursuant to Sections 2.4(d), 2.10, 2.12(c), 2.12(e) or 4.2(b);

                  (viii)      [Reserved]; and


                                      13
(page)

                  (ix) with respect to each Principal Prepayment in Full, an amount (to be paid by the Servicer out of its own funds without reimbursement therefor) that, when added to all amounts allocable to interest received in connection with such Principal Prepayment in Full, equals one month's interest on the amount of principal so prepaid at the Net Rate, provided, however, that the aggregate of deposits made by the Servicer pursuant to this clause (ix) in respect of any Monthly Remittance Date shall not exceed the Compensating Interest Cap.

            (c) The Servicer shall, no later than twenty-four (24) hours prior to each Monthly Remittance Date, deposit in the Account all Monthly Advances.

            (d) The Servicer may cause the funds on deposit from time to time in the Account to be invested in Permitted Investments, which Permitted Investments shall mature not later than the Business Day immediately preceding the next Monthly Remittance Date following the date such funds are invested. All Permitted Investments shall be made in the name of the Servicer or its nominee. All income and gain realized from any Permitted Investment shall be for the benefit of the Servicer and shall be subject to its withdrawal or order from time to time. The Servicer shall indemnify the Owner for any loss incurred in respect of any Permitted Investment by such Servicer, and the amount of such loss shall be deposited in the Account by the Servicer out if its own funds, without reimbursement therefor, no later than twenty-four (24) hours prior to the next Monthly Remittance Date following the date of such loss.

      Section 2.5.      Permitted Withdrawals from the Account

      The Servicer may, from time to time, withdraw funds from the Account for the following purposes:

                  (i) to make payments and distributions to the Owner in the amounts and in the manner provided for in Section 3.1, and to pay itself any unpaid Servicing Fees, unpaid REO Management Fees and other servicing compensation in accordance with Section 4.3;

                  (ii) to reimburse itself for any unreimbursed Servicing Advances or Monthly Advances made with respect to any Mortgage Loan; provided that the Servicer's right to reimburse itself pursuant to this clause (ii) is limited to any amounts collected or received by the Servicer with respect to such Mortgage Loan;

                  (iii) to pay to itself any interest earned on funds deposited in the Account;

                  (iv) to make any payment or reimburse itself for any amount pursuant to Sections 2.2(a), 2.12(c), 2.12(e), 5.1(a) or 5.3;

                  (v) to reimburse itself for any Monthly Advance or Servicing Advance previously made that it has determined to be a Nonrecoverable Advance;

                  (vi) if there shall be amounts deposited in error or there shall be amounts deposited in the Account not required to be deposited therein, including the Servicing Fee and other servicing compensation, to withdraw such amount from the Account any provision herein to the contrary notwithstanding;


                                      14
(page)

                  (vii) to transfer funds to another Qualified Depository in accordance with Section 2.9; and

                  (viii) to clear and terminate the Account upon the termination of this Agreement in accordance with Article 7.

      Section 2.6. Establishment of Escrow Account; Deposits in Escrow Account; Escrow Analysis

            (a) The Servicer shall segregate and hold separate and apart from any of its own funds and general assets all Escrow Payments collected and received pursuant to the Mortgage Loans and shall establish and maintain one or more Escrow Accounts (collectively, the "Escrow Account"), in the form of time deposit or demand accounts, which may be interest bearing, entitled "Washington Mutual Bank, in trust for EMC Mortgage Corporation, as Owner, and any successor Owner, and certain Mortgagors." The Escrow Account shall be an Eligible Account established with a Qualified Depository. If the Escrow Account is established with an institution other than the Servicer, the Escrow Account shall be evidenced by a letter agreement substantially in the form of Exhibit C attached hereto.

            (b) The Servicer shall, upon receipt (and in all events by not later than the end of the second Business Day following receipt thereof, or sooner if required by applicable law), deposit in the Escrow Account and retain therein: (i) all Escrow Payments collected on account of the Mortgage Loans for the purpose of effecting timely payment of escrow items as required under the terms of this Agreement and (ii) all amounts representing proceeds of any hazard insurance policy that are to be applied to the restoration or repair of the related Mortgaged Property. The Servicer shall make withdrawals from the Escrow Account only in accordance with Section 2.7. The Servicer shall be entitled to retain any interest earned on funds deposited in the Escrow Account other than interest on escrowed funds required by law to be paid to the Mortgagor and, to the extent required by law, the Servicer shall pay interest on escrowed funds to the Mortgagor without right of reimbursement therefor notwithstanding that the Escrow Account maintained by the Servicer may not bear interest or that the interest earned on such escrowed funds is insufficient for such purpose.

      Section 2.7.      Permitted Withdrawals from the Escrow Account

      Withdrawals from the Escrow Account maintained by the Servicer may be made by the Servicer only (i) to effect timely payments of ground rents, taxes, assessments, sewer rents, municipal charges, water rates, insurance premiums, condominium charges, fire and hazard insurance premiums or other items constituting Escrow Payments for the related Mortgage, (ii) to reimburse the Servicer for any Servicing Advance made by the Servicer pursuant to Sections 2.8 and 2.10 with respect to a related Mortgage Loan,
(iii) to refund to any Mortgagor any funds found to be in excess of the amounts required under the terms of the related Mortgage Loan, (iv) for transfer to the Account in accordance with the terms of this Agreement,
(v) for restoration or repair of a Mortgaged Property, provided the provisions of Section 2.13 have been complied with, (vi) to pay to the Mortgagor, to the extent required by Applicable Requirements, interest on the funds deposited in the Escrow Account, (vii) to pay to itself any interest earned on funds deposited in the Escrow Account (and not required to be paid to the Mortgagor), (viii) to remove funds inadvertently placed in the Escrow Account by the Servicer, or (ix) to clear and terminate the Escrow Account upon the termination of this Agreement, in accordance with Article 7.


                                      15
(page)

      Section 2.8.      Payment of Taxes, Insurance and Other Charges

      With respect to each Mortgage Loan, the Servicer shall maintain accurate records reflecting the status of property taxes, assessments and other charges that are or may become a lien upon the related Mortgaged Property, the status of Primary Mortgage Insurance Policy premiums, if any, and the status of fire and hazard insurance coverage and flood insurance, all as required hereunder. If a Mortgage Loan requires Escrow Payments, the Servicer shall obtain, from time to time, all bills for the payment of such charges (including renewal premiums) and shall effect payment thereof prior to the applicable penalty or termination date in a manner consistent with Acceptable Servicing Procedures, employing for such purpose deposits of the Mortgagor in the Escrow Account that shall have been estimated and accumulated by the Servicer in amounts sufficient for such purposes, as allowed under the terms of the Mortgage. If a Mortgage Loan does not require Escrow Payments, or if there are insufficient funds in the related Escrow Account, the Servicer shall cause all such bills to be paid on a timely basis and shall from its own funds (if necessary) make a Servicing Advance for timely payment of all such bills. The Servicer shall monitor the payment status of such charges (including renewal premiums) by the related
Mortgagor. The Servicer shall effect payment of such charges in a manner consistent with Acceptable Servicing Procedures and, in all events, prior to the foreclosure of any lien against the Mortgaged Property resulting from non-payment of such property taxes, assessments and other charges and prior to the termination of any such insurance coverage.

      Section 2.9.      Transfer of Accounts

      The Servicer may, from time to time, transfer the Account or the Escrow Account to a different Qualified Depository. The Servicer shall notify the Owner of any such transfer within ten (10) Business Days of transfer.

      Section 2.10.     Maintenance of Hazard Insurance

            (a) The Servicer shall cause to be maintained for each Mortgage Loan serviced by it fire and hazard insurance with extended coverage customary in the area where the related Mortgaged Property is located, in an amount that is at least equal to the lesser of (i) 100% of the replacement value of the improvements securing the Mortgage Loan, or (ii) the Unpaid Principal Balance of the Mortgage Loan (so long as it equals 80% of the insurable value of the improvements); provided that in any case such amount shall be sufficient to prevent either the Mortgagor or the mortgagee from becoming a co-insurer. If the Mortgaged Property is in an area identified on a flood hazard boundary map or flood insurance rate map issued by the Federal Emergency Management Agency as having special flood hazards (and such flood insurance was then available), the Servicer shall cause to be maintained a flood insurance policy meeting the requirements of the current guidelines of the Federal Insurance Administration with a generally acceptable insurance carrier, if such insurance is available. Such flood insurance shall be in an amount representing coverage not less than the least of (i) the Unpaid Principal Balance of the Mortgage Loan, (ii) the full insurable value of the improvements securing such Mortgage Loan and (iii) the maximum amount of insurance available under the National Flood Insurance Act of 1968 and the Flood Disaster Protection Act of 1973, each as amended. The Servicer shall also maintain on each REO Property (x) fire and hazard insurance with extended coverage in an amount that is at least equal to the maximum insurable value of the improvements that are a part of such property, (y) liability insurance and (z) to the extent required and available under the National Flood Insurance Act of 1968 and the Flood Disaster Protection Act of 1973, each as amended, flood insurance in an amount as provided above. Any amounts collected by the Servicer under any such policies shall be paid over or applied by the Servicer in accordance with Applicable Requirements whether
(i) for the restoration or repair of the Mortgaged Property, subject to the related Mortgage, (ii) for release to the Mortgagor, or (iii) for application in reduction of the Mortgage Loan, in which event such amounts shall be deposited in the Account, as provided in Section 2.4. It is understood and agreed that no earthquake or other additional insurance need be maintained by the Servicer on any Mortgage Loan or property acquired in respect of a Mortgage Loan, other than as required under applicable laws and regulations as shall at any time be in force. All policies required hereunder shall be endorsed with standard mortgagee clauses with loss payable to the Servicer and shall provide for at least thirty (30) days prior written notice to the Servicer of any cancellation, reduction in amount, or material change in coverage. The Servicer shall not interfere with the Mortgagor's freedom of choice in selecting either the Mortgagor's insurance carrier or agent upon any policy renewal; provided, however, that upon any such policy renewal, the Servicer shall accept such insurance policies only from insurance companies that (A) have a rating of B:III or better in Best's Key Rating Guide or a financial performance index rating of 6 or better in Best's Insurance Reports and (B) are licensed to do business in the jurisdiction in which the related Mortgaged Property is located.


                                      16
(page)

            (b) If the Servicer, as servicer for the benefit of the Owner, shall obtain and maintain a blanket policy that would meet the requirements of Fannie Mae if Fannie Mae were the purchaser of the Mortgage Loans, insuring against loss to the Owner as mortgagee from damage to any or all of the Mortgaged Properties, then, to the extent such blanket policy
(i) provides coverage, without coinsurance, in an amount equal to the aggregate outstanding Unpaid Principal Balance of the Mortgage Loans,
(ii) otherwise complies with the requirements of Section 2.10(a) and
(iii) contains a deductible not greater than $10,000, the Servicer shall be deemed conclusively to have satisfied its obligations under Section 2.10(a); provided, however, that if there shall have been one or more of such losses the Servicer shall deposit in the Account, as provided in Section 2.4, out of the Servicer's own funds and without reimbursement therefor, the difference, if any, between the amount that would have been payable under a policy complying with Section 2.10(a) and the amount paid under the blanket policy permitted under this Section 2.10(b). At the request of the Owner, the Servicer shall cause to be delivered to the Owner a certified true copy of such policy and a statement from the insurer thereunder that such policy shall not be terminated or materially modified without thirty (30) days' prior written notice to the Owner.


                                      17
(page)

      Section 2.11.     Fidelity Bond; Errors and Omissions Insurance

      The Servicer shall maintain, at its own expense, with companies that meet the requirements of Fannie Mae or Freddie Mac, a blanket fidelity bond and an errors and omissions insurance policy, with broad coverage on all officers, employees, agents and other persons acting in any capacity that would require such persons to handle funds, money, documents or papers relating to the Mortgage Loans (collectively, the "Servicer Employees"). Any such fidelity bond and errors and omissions insurance shall be in the form of the Mortgage Banker's Blanket Bond and shall protect and insure the Servicer against losses relating to forgery, theft, embezzlement, fraud, errors and omissions, failure to maintain any insurance policies required under this Agreement and negligent acts of Servicer Employees. Such fidelity bond shall also protect and insure the Servicer against losses relating to the release or satisfaction of a Mortgage without having obtained payment in full of the indebtedness secured thereby. No provision of this Section 2.11 requiring such fidelity bond and errors and omissions insurance shall diminish or relieve the Servicer from its duties and obligations as set forth in this Agreement. The terms of any such fidelity bond and errors and omissions insurance policy shall be at least equal to the corresponding amounts required by Fannie Mae in the Fannie Mae Single Family Servicing Guide, or by Freddie Mac in the Freddie Mac Seller's and Servicer's Guides, each as amended or restated from time to time. At the request of the Owner, the Servicer shall cause to be delivered to the Owner a certified true copy of such fidelity bond and errors and omissions insurance policy and a statement from the surety and the insurer that such fidelity bond and errors and omissions insurance policy shall not be terminated or materially modified without thirty (30) days' prior written notice to the Owner.

      Section 2.12.     Title, Management and Disposition of Real Estate
Owned

            (a) If title to any Mortgaged Property is acquired in foreclosure or by deed in lieu of foreclosure ("REO Property"), the deed or certificate of sale shall be taken in the name of the Owner, or in the name of such Person or Persons designated by the Owner; provided, however, that
(i) the Owner shall not designate the Servicer as holder without the Servicer's prior written consent and (ii) such designated Person or Persons shall acknowledge in writing that such title is to be held as nominee for the Owner. The Servicer shall provide written notice to the Owner after any REO Property is acquired in foreclosure or by deed in lieu of foreclosure. Upon vacancy of such REO Property, the Servicer shall obtain and furnish to the Owner a copy of the full appraisal or full broker's price opinion of the Mortgaged Property.

            (b) The Servicer, shall manage, conserve, protect, and operate each REO Property solely for the purpose of its prompt disposition and sale. The Servicer shall either itself, or through an agent selected by the Servicer, manage, conserve, protect and operate the REO Property in accordance with Acceptable Servicing Procedures. The Servicer shall attempt to sell the same (and may temporarily rent the same) on such terms and conditions as the Servicer deems to be in the best interests of the Owner.
No REO Property shall be marketed for less than the full appraisal value or full broker's price opinion referenced in Section 2.12.(a), without the prior written consent of Owner. No REO Property shall be sold for less than 95% of the full appraisal value or full broker's price opinion referenced in Section 2.12(a), without the prior written consent of Owner. If a REMIC election has been made with respect to the arrangement under which the related Mortgage Loan is held and the Servicer has been provided with reasonable advance notice of such REMIC election, the Servicer shall use commercially reasonable efforts to dispose of the REO Property as soon as practicable and shall sell such REO Property, in any event, within three (3) years after title has been taken to such REO Property (unless the Servicer determines, and gives the Owner appropriate notice that a longer period is necessary for the orderly liquidation of such REO Property). The Servicer shall cause each REO Property to be inspected promptly upon the acquisition of title and shall cause each REO Property to be inspected at least monthly thereafter or more frequently as required by the circumstances. The Servicer shall make a written report of each such inspection. Such reports shall be retained in the Mortgage File and copies shall be forwarded by the Servicer to the Owner at Owner's request.


                                      18
(page)

            (c) The Servicer shall collect all revenues arising from the operation of REO Property. The Servicer shall deposit, or cause to be deposited, all such revenues in the Account in accordance with Section 2.4. The Servicer may use all such revenues and, if any thereof have been deposited in the Account, withdraw such revenues therefrom as is necessary for the proper operation, management and maintenance of any REO Property, including, but not limited to, the cost of maintaining any hazard insurance pursuant to Section 2.10 and the fees of any managing agent acting on behalf of the Servicer.

            (d) The Servicer shall also maintain on each REO Property fire and hazard insurance with extended coverage, liability insurance, and flood insurance in accordance with the provisions of Section 2.10.

            (e) The proceeds of sale of an REO Property shall be deposited in the Account in accordance with Section 2.4. The Servicer shall apply the sale proceeds of any REO Property (i) first to pay the expenses of such sale,
(ii) second to reimburse itself for any related unpaid Servicing Fees, unpaid REO Management Fees and unreimbursed Servicing Advances and Monthly Advances and (iii) the balance to be distributed to the Owner. If the sale proceeds have been deposited in the Account, the Servicer may withdraw from the Account the amounts necessary to make such payments and reimbursements.

            (f) Upon request, with respect to any REO Property, the Servicer shall furnish to the Owner a statement covering the Servicer's efforts in connection with the sale of that REO Property and any rental of the REO Property incidental to the sale thereof for the previous month (together with an operating statement for such REO Property). Such statement shall be accompanied by such other information as the Owner shall reasonably request. The Servicer shall maintain separate accounting for each REO Property.

            (g) The Owner hereby constitutes and appoints the Servicer as its true and lawful attorney-in-fact, with full power and authority to sign, execute, acknowledge, deliver, file for record and record any instrument on its behalf and to perform such other act or acts as may be customarily and reasonably necessary and appropriate to effectuate the transactions contemplated by this Section 2.12, in each case as fully as the Owner might or could do. The Owner ratifies and confirms each action that the Servicer, as such attorney-in-fact, shall lawfully take or cause to be taken by authority hereof. Third parties without actual notice may rely upon the exercise of the power granted under this power of attorney, and may be satisfied that this power of attorney shall continue in full force and effect and has not been revoked unless this Agreement is terminated as provided herein. If requested by the Servicer, the Owner shall furnish the Servicer with any instrument or document necessary or appropriate to evidence or confirm the power of attorney granted in this Section 2.12(g), including one
(1) or more separate instruments or documents in recordable form for recordation in any jurisdiction in which any Mortgaged Property is located.


                                      19
(page)

            (h) Notwithstanding anything to the contrary contained in this Agreement, the Owner may, at the Owner's sole option, terminate the Servicer as servicer of any REO Property without payment of any termination fee, provided that the Servicer shall on the date said termination takes effect be reimbursed for any unreimbursed advances of the Servicer's funds made pursuant to Section 2.16 and any unreimbursed Servicing Advances and Servicing Fees in each case relating to the Mortgage Loan underlying such REO Property. In the event of any such termination, the provisions of
Section 9.1 shall apply to said termination and the transfer of servicing responsibilities with respect to such REO Property to the Owner or its designees.

      Section 2.13.     Application of Proceeds of Insurance to Repair or
Restoration

      The Servicer shall collect the proceeds from all policies of insurance required to be maintained pursuant to Section 2.10 with respect to all losses that may occur. The Servicer may remit such proceeds to the Mortgagor for the restoration or repair of the related property and shall otherwise take such actions in connection with such restoration and repair in a manner consistent with Acceptable Servicing Procedures.

      Section 2.14.     Inspections

      The Servicer shall conduct inspections of the Mortgaged Properties at such times and in a manner consistent with Acceptable Servicing Procedures and shall maintain a written report of all such inspections and shall provide a copy to the Owner upon Owner's request.

      Section 2.15. Maintenance of Primary Mortgage Insurance Policies; Collections Thereunder

            (a) The Servicer shall maintain in full force and effect any Primary Mortgage Insurance Policy covering a Mortgage Loan serviced by the Servicer. The Servicer shall cause the premium for any such Primary Mortgage Insurance Policy to be paid on a timely basis and shall from its own funds, if necessary, make a Servicing Advance to pay the premium on a timely basis. The Servicer shall not cancel or refuse to renew any such Primary Mortgage Insurance Policy in effect on the related Closing Date, unless cancellation or non-renewal is required by applicable law or regulation. The Servicer shall not take any action or fail to take any action that would result in non-coverage under any applicable Primary Mortgage Insurance Policy of any loss that, but for the actions of the Servicer, would have been covered thereunder. In connection with any assumption or substitution agreement entered into or to be entered into pursuant to Section 4.1, the Servicer shall promptly notify the insurer under the related Primary Mortgage Insurance Policy, if any, of such assumption or substitution of liability in accordance with the terms of such policy and shall take all actions that may be required by such insurer as a condition to the continuation of coverage under such Primary Mortgage Insurance Policy. If such Primary Mortgage Insurance Policy is terminated as a result of such assumption or substitution of liability, the Servicer shall obtain a replacement Primary Mortgage Insurance Policy as provided above.


                                      20
(page)

            (b) As part of its activities as servicer of the Mortgage Loans, the Servicer agrees to prepare and present, on behalf of itself and the Owner, claims under any Primary Mortgage Insurance Policy in a timely fashion in accordance with the terms thereof and, in this regard, to take such reasonable action as shall be necessary to permit recovery under any Primary Mortgage Insurance Policy respecting a defaulted Mortgage Loan.

      Section 2.16.     Monthly Advances by the Servicer

            (a) Not later than the close of business on the Business Day preceding each Monthly Remittance Date, the Servicer shall deposit in the Account an amount equal to all payments not previously advanced by the Servicer of principal and interest at the Net Rate that were (i) due on any Mortgage Loan during the Due Period that commences in the same month in which such Monthly Remittance Date occurs, (ii) not received as of the close of business on the related Determination Date (whether or not deferred) and
(iii) not due on or prior to the related Cut-off Date (the aggregate of all such amounts, the "Monthly Advance"). In lieu of making all or a portion of any Monthly Advance, the Servicer may cause to be made an appropriate entry in its records relating to the Account that funds in such account, including but not limited to any amounts received in respect of scheduled principal and interest on any Mortgage Loan due after the related Due Period for the related Monthly Remittance Date, have been used by the Servicer in discharge of its obligation to make any such Monthly Advance. Any funds so applied shall be replaced by the Servicer by deposit, in the manner set forth above, in the Account no later than the close of business on the Business Day immediately preceding the next Monthly Remittance Date to the extent that funds in the Account on such date are less than the amounts required to be distributed on such Monthly Remittance Date. The Servicer shall be entitled to be reimbursed from the Account for all Monthly Advances of its own funds made pursuant to this Section as provided in Section 2.5.

            (b) The obligation of the Servicer to make such Monthly Advances is mandatory, and, with respect to any Mortgage Loan or REO Property, shall continue through the earlier of (i) the date on which a Final Recovery Determination in connection with such Mortgage Loan is made and (ii) the due date of the last Monthly Payment due prior to the payment in full of such Mortgage Loan.

            (c) Notwithstanding anything herein to the contrary, no Monthly Advance shall be required to be made hereunder by the Servicer if such Monthly Advance would, if made, constitute a Nonrecoverable Advance.

      Section 2.17.     Compliance With REMIC Provisions

      If the Servicer has received written notice from the Owner that a REMIC election has been made with respect to the arrangement under which any Mortgage Loans and REO Property are held, the Servicer shall not take any action, cause the REMIC to take any action or fail to take (or fail to cause to be taken) any action that, under the REMIC Provisions, if taken or not taken, as the case may be, could (i) endanger the status of the REMIC as a REMIC, or (ii) result in the imposition of a tax upon the REMIC (including but not limited to the tax on "prohibited transactions" as defined in
Section 860F(a)(2) of the Code and the tax on "contributions" to a REMIC set forth in Section 860G(d) of the Code) unless the Servicer has received an Opinion of Counsel (at the expense of the party seeking to take such action) to the effect that the contemplated action will not endanger such REMIC status or result in the imposition of any such tax.


                                      21
(page)

      Section 2.18.     Owner to Cooperate; Release of Collateral Files

      If, at any time prior to termination of this Agreement, the Servicer shall require the use of any Collateral File (or any portion thereof) to perform its servicing activities as set forth in this Agreement, the Owner, within five (5) Business Days of the written request of the Servicer in the form of Exhibit A hereto (or within such shorter period as may be necessary for the Servicer to perform its obligations hereunder in compliance with all Acceptable Servicing Procedures), shall release or shall cause the Custodian to release such Collateral File, or portion thereof, to the Servicer. Within five (5) Business Days of the Servicer's request therefor (or, within such shorter period as may be necessary for the Servicer to perform obligations hereunder in compliance with all Acceptable Servicing Procedures), the Owner shall execute and deliver to the Servicer, in the form supplied to the Owner by the Servicer, any court pleadings, requests for trustee's sale or other documents reasonably necessary to perform the servicing activities with respect to any Mortgage Loan, including the foreclosure or sale in respect of any Mortgaged Property, the commencement and prosecution of any legal action to enforce the related Mortgage Note and Mortgage and the defense of any legal action or counterclaim filed against the Owner or the Servicer. The Servicer may execute and deliver any or all of such pleadings or documents on behalf of the Owner pursuant to the power of attorney granted pursuant to
Section 2.12(g).

                                  ARTICLE 3.

                             PAYMENTS TO THE OWNER

      Section 3.1.      Distributions

            (a) On each Monthly Remittance Date, the Servicer shall distribute to the Owner all amounts credited to the Account as of the close of business on the preceding Determination Date, net of charges against or withdrawals from the Account pursuant to Section 2.5, plus all Monthly Advances deposited in the Account prior to such Monthly Remittance Date pursuant to Section 2.4, minus (i) any amounts attributable to Principal Prepayments received after the last day of the Due Period immediately preceding the related Monthly Remittance Date and (ii) any amounts attributable to Monthly Payments collected but due on a Due Date(s) subsequent to the preceding Determination Date.

            (b) All distributions made to the Owner on each Monthly Remittance Date shall be made to the Owner of record, based on the Mortgage Loans owned and held by the Owner. All distributions shall be made by wire transfer of immediately available funds to the account of the Owner at a bank or other entity having appropriate facilities therefor, if the Owner shall have so notified the Servicer, or by check mailed to the address of the Owner. Distributions on each Monthly Remittance Date may be made by more than one (1) wire transfer or check, as the case may be.


                                      22
(page)

            (c) With respect to any remittance received by the Owner on or after the second Business Day following the Business Day on which such payment was due, the Owner shall send written notice thereof to the Servicer. The Servicer shall pay to the Owner interest on any such late payment at an annual rate equal to Prime plus two percentage points, but in no event greater than the maximum amount permitted by applicable law. Such interest shall be paid by the Servicer to the Owner on the date such late payment is made and shall cover the period commencing with the day following such second Business Day and ending with the Business Day on which such payment is made, both inclusive. The payment by the Servicer of any such interest, or the failure of the Owner to notify the Servicer of such interest, shall not be deemed an extension of time for payment or a waiver of any Event of Default by the Servicer.

      Section 3.2.      Reports

            (a) On or before the 10th day of each month starting in the month of the first related Monthly Remittance Date, or if such day is not a Business Day, the next Business Day, the Servicer shall provide to the Owner or its designee an electronically transmitted data file, with respect to the Due Period immediately preceding such Monthly Remittance Date, the data set forth below on an individual loan basis:

                  (i)      mortgage loan number;

                  (ii)     interest rate;

                  (iii)    pending rate;

                  (iv)     scheduled principal and interest payment;

                  (v)      scheduled principal;

                  (vi)     gross interest;

                  (vii)    curtailment collected;

                  (viii)   curtailment adjustment;

                  (ix)     PIF principal;

                  (x)      PIF interest difference;

                  (xi)     ARM Index;

                  (xii)    pending Index;


                                      23
(page)

                  (xiii)   ending scheduled balance;

                  (xiv)    investor loan number;

                  (xv)     Servicing Fee Rate;

                  (xvi)    due date;

                  (xvii)   yield rate;

                  (xviii)  beginning balance;

                  (xix)    ending balance;

                  (xx)     beginning scheduled balance;

                  (xxi)    principal collected;

                  (xxii)   scheduled net interest;

                  (xxiii)  scheduled buydown;

                  (xxiv)   Servicing Fee collected; and

                  (xxv)    remittance amount.

The Servicer may submit the foregoing information in more than one (1) report. Requests for additional data regarding the Mortgage Loans or alternative means for delivering such reports shall be accommodated at the discretion of the Servicer and at the Owner's expense.

            (b) Upon reasonable advance notice in writing, the Servicer shall provide to any Owner that is a savings and loan association, a bank, an insurance company or other regulated or supervised entity reports and access to information and documentation regarding the Mortgage Loans and the transactions contemplated hereby sufficient to permit the Owner to comply with the applicable regulations of relevant regulatory or supervisory authorities with respect to its investment in the Mortgage Loans and Owner's internal and third-party audit requirements.

            (c) The Servicer shall prepare and file any and all information statements or other filings required to be delivered to any governmental taxing authority or to Owner pursuant to any applicable law with respect to the Mortgage Loans and the transactions contemplated hereby. In addition, the Servicer shall provide Owner with such information concerning the Mortgage Loans as is necessary for Owner to prepare its federal income tax return as Owner may reasonably request from time to time. In addition, not more than 120 days after the end of each calendar year, the Servicer shall furnish to each Person who was an Owner at any time during such calendar year an annual statement in accordance with the requirement of applicable federal income tax law as to the aggregate of remittances for the applicable portion of such year.


                                      24
(page)

      Section 3.3.      Delinquency and Foreclosure Statements

      The Servicer shall provide a monthly statement of delinquents and a delinquency report on all Mortgage Loans more than thirty (30) days delinquent. The Servicer shall also provide a monthly statement regarding foreclosure status and status of REO Property containing such information as mutually agreed upon by the Owner and the Seller.

                                  ARTICLE 4.

                    GENERAL SERVICING PROCEDURE; COVENANTS;
                        REPRESENTATIONS AND WARRANTIES

      Section 4.1.      Assumption Agreements

            (a) The Servicer shall use commercially reasonable efforts to enforce any "due-on-sale" provision contained in any Mortgage or Mortgage Note and to deny assumption by the person to whom the Mortgaged Property has been or is about to be sold, whether by absolute conveyance or by contract of sale and whether or not the Mortgagor remains liable on the Mortgage and the Mortgage Note, provided that in accordance with the terms of the Mortgage Note, the Servicer may permit an assumption (i) if the Servicer reasonably believes it is unable under Applicable Requirements to enforce such "due-on-sale" clause, or (ii) if the enforcement of such rights would impair or threaten to impair any recovery under the related Primary Mortgage Insurance Policy, if any. In connection with any such assumption, the related Mortgage Interest Rate, the Unpaid Principal Balance and the term of the Mortgage Loan may not be changed. If an assumption is allowed pursuant to this Section 4.1(a), the Servicer is authorized, at the Servicer's discretion, to prepare a substitution of liability agreement to be entered into by the Owner and the purchaser of the Mortgaged Property pursuant to which the original Mortgagor is released from liability and the purchaser of the Mortgaged Property is substituted as Mortgagor and becomes liable under the Mortgage Note. Any such substitution of liability agreement shall be in lieu of an assumption agreement. If an assumption fee is collected by the Servicer for entering into an assumption agreement the entire amount of such fee may be retained by the Servicer as additional servicing compensation.

            (b) The Servicer shall follow Acceptable Servicing Procedures with respect to any such assumption or substitution of liability (taking into account the Servicer's then current underwriting guidelines applicable to mortgage loans of the same type as the related Mortgage Loan). The Servicer shall notify the Owner that any such substitution of liability or assumption agreement has been completed by forwarding to the Owner a copy of any such substitution of liability or assumption agreement, which document shall be added to the related Collateral File and shall for all purposes be considered a part of such Collateral File to the same extent as all other documents and instruments constituting a part thereof.

      Section 4.2.      Satisfaction of Mortgages and Release of Collateral
Files

            (a) Upon the payment in full of any Mortgage Loan or the receipt by the Servicer of a notification that payment in full will be escrowed in a manner customary for such purposes, the Servicer shall prepare the appropriate documents and instruments required to satisfy or release the lien of the Mortgage in accordance with applicable state law requirements. The Servicer, promptly and within the applicable legal deadlines appropriate to process the satisfaction or release, shall notify the Owner of such event.


                                      25
(page)

            (b) The Servicer shall not grant a satisfaction or release of a Mortgage without having obtained payment in full of the indebtedness secured by the Mortgage. In the event the Servicer grants a satisfaction or release of a Mortgage without having obtained payment in full of the indebtedness secured by the Mortgage, the Servicer, upon becoming aware of the foregoing, shall remit to the Owner the Unpaid Principal Balance of the related Mortgage Loan plus accrued and unpaid interest by deposit thereof in the Account pursuant to Section 2.4. The Owner shall assign the related Mortgage and endorse the related Mortgage Note to the Servicer and shall do all things necessary to transfer ownership of the Mortgage Loan to the Servicer. The Servicer shall maintain the Fidelity Bond as provided for in Section 2.11 protecting and insuring the Servicer against, losses sustained with respect to any Mortgage Loan satisfied or released other than in accordance with the procedures set forth herein.

            (c) The Owner shall, within five (5) Business Days following receipt of any request from the Servicer (or within such shorter period as is necessary for the Servicer to perform its obligations hereunder in compliance with all Acceptable Servicing Procedures) deliver or cause to be delivered to the Servicer the Collateral File (or any portion thereof) required by the Servicer to process any satisfaction or release of any Mortgage pursuant to this Section 4.2. In addition, if any Mortgage Loan has been paid in full and the Owner has recorded the related Assignment of Mortgage designating the Owner as the holder of record of the Mortgage, the Servicer shall prepare and deliver to the Owner, together with a request for execution, the documents and instruments necessary to satisfy or release the lien of the Mortgage.
The Owner shall, within five (5) Business Days following its receipt of any such request, send to the Servicer the fully-executed documents that were prepared and requested by the Servicer. In the event that applicable state law requires that a satisfaction or release be recorded within a shorter time period than the foregoing procedure permits, the Servicer shall advise the Owner accordingly and shall use commercially reasonable efforts to ensure that the lien of the Mortgage is released or satisfied in accordance with applicable state law requirements, and the Owner shall assist therewith by, to the extent reasonably practicable, returning to the Servicer the required portion of the Collateral File and, if applicable, the executed satisfaction and release documents and instruments within the time periods reasonably specified by the Servicer.

            (d) If a Mortgage Loan that has been paid in full is a MERS Loan, the Servicer may cause the removal of such Mortgage Loan from registration on the MERS(R) System and execute and deliver, on behalf of the Owner, any and all related instruments of satisfaction or release. No expense incurred in connection with the delivery of any instrument of satisfaction or deed or reconveyance shall be chargeable to the Account or the Owner.


                                      26
(page)

      Section 4.3.      Servicing Compensation

      The Servicer shall be entitled to pay itself a Servicing Fee for each Mortgage Loan serviced hereunder. The obligation of the Owner to pay such Servicing Fee is limited to, and payable solely from, the interest portion of the Monthly Payments and Late Collections collected by the Servicer with respect to the related Mortgage Loan. Additional servicing compensation in the form of non-sufficient funds check fees, assumption fees, conversion fees, other related administrative fees, late payment charges, Prepayment Charges and other similar types of ancillary fees and charges that are actually received by the Servicer may be retained by the Servicer to the extent not required to be deposited into the Account pursuant to the terms of this Agreement. In addition to the Servicing Fee payable hereunder, the Servicer shall be entitled to pay itself an REO Management Fee for each REO Property managed by the Servicer or its agent. The Servicer shall be required to pay all expenses incurred by it in connection with its servicing activities hereunder and shall not be entitled to reimbursement therefor except as specifically provided for in this Agreement. Any Late Collections shall be applied by the Servicer in the following order of priority: (i) first to pay the expenses incurred in connection with collection of such Late Collections, (ii) second to reimburse itself for any related unpaid Servicing Fees, unpaid REO Management Fees and unreimbursed Servicing Advances and Monthly Advances and (iii) the balance to be distributed to the Owner.

      Section 4.4.      Statements as to Compliance

            (a) Not later than March 15 of each year (or if such day is not a Business Day, the next succeeding Business Day), the Servicer will deliver to the Owner and, with respect to any Mortgage Loans subject to a Pass-Through Transfer, each other Person entitled to receive servicing reports provided pursuant to Section 3.2(a) an Officer's Certificate for the prior calendar year, beginning with the calendar year ending December 31, 2005, stating (i) a review of the activities of the Servicer during the preceding year and of performance under this Agreement has been made under such officer's supervision, and (ii) to the best of such officer's knowledge, based on such review, the Servicer has fulfilled all of its obligations under this Agreement throughout such year or, if there has been a default in the fulfillment of any such obligation, specifying each such default known to such officer and the nature and status thereof.

            (b) Not later than March 15 of each year (or if such day is not a Business Day, the next succeeding Business Day), with respect to any Mortgage Loans subject to a Pass-Through Transfer, the Servicer will deliver to the Owner and each other Person entitled to receive servicing reports provided pursuant to Section 3.2(a) an Officer's Certificate for the prior calendar year, beginning with the calendar year ending December 31, 2005, in substantially the form of Exhibit D to this Agreement.

            (c) The Servicer agrees to indemnify and hold harmless each of the Owner, each other Person entitled to receive servicing reports provided pursuant to Section 3.2(a), each Person, if any, who "controls" the Owner or such other Person within the meaning of the Securities Act of 1933, as amended, and their respective officers and directors against any and all losses, penalties, fines, forfeitures, legal fees and related costs, judgments and any other costs, fees and expenses that such Person may sustain arising out of third party claims based on (i) the failure of the Servicer to deliver or cause to be delivered when required any Officer's Certificate required pursuant to Section 4.4(a) or Section 4.4(b), or the accountants' statement required pursuant to Section 4.5, or (ii) any material misstatement or omission in any certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 promulgated by the Securities and Exchange Commission thereunder made in reliance on any material misstatement or omission contained in any Officer's Certificate provided pursuant to Section 4.4(a) or Section 4.4(b). If the indemnification provided for herein is unavailable or insufficient to hold harmless any person indemnified pursuant to this Section 4.4(c) ("Indemnitee"), then the Servicer agrees that it shall contribute to the amount paid or payable by the Indemnitee as a result of the losses, claims, damages or liabilities of the Indemnitee arising out of clause (i) or (ii) of the preceding sentence in such proportion as is appropriate to reflect the relative fault of the Indemnitee on the one hand and the Servicer on the other.


                                      27
(page)

            (d) For purposes of paragraph (c), "third party claims" shall include claims brought against an Indemnitee by any agent or affiliate of such Indemnitee where such claims arise out of, or are based on, (A) the failure of the Servicer to deliver or cause to be delivered when required any Officer's Certificate required pursuant to paragraphs (a) and (b) of this
Section 4.4 or (B) any material misstatement or omission in any certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 promulgated by the Securities and Exchange Commission thereunder made in reliance on any material misstatement or omission contained in any Officer's Certificate provided pursuant to paragraphs (a) or (b) of this
Section 4.4.

      Section 4.5.      Annual Independent Public Accountants' Servicing
Report

      Not later than March 15 of each year (or if such day is not a Business Day, the next succeeding Business Day), the Servicer will, at its expense, cause a firm of independent public accountants that is a member of the American Institute of Certified Public Accountants to furnish to the Owner and, with respect to any Mortgage Loans subject to a Pass-Through Transfer, each other Person entitled to receive servicing reports provided pursuant to
Section 3.2(a), a statement to the effect that, based on an examination conducted by such firm in compliance with the Uniform Single Attestation Program for Mortgage Bankers ("USAP"), the assertion of management (the "Management Assertion") of the Servicer regarding compliance with the minimum servicing standards identified in the USAP is fairly stated in all material respects, except for (i) such exceptions as such firm shall believe to be immaterial, and (ii) such other exceptions as shall be set forth in such statement or such Management Assertion.

      Section 4.6.      Owner's Right to Examine Servicer Records, etc.

            (a)   The Owner shall have the right, at its expense, to
(i) examine and audit the Servicer's books of account, records, reports and other papers relating to (x) the performance by the Servicer of its obligations and duties under this Agreement, or (y) the Mortgage Loans,
(ii) make copies and extracts therefrom and (iii) discuss the affairs, finances, and accounts of the Servicer relating to such performance with the Servicer's officers and employees, all at such times and places, and with such frequency, as may be reasonably requested.


                                      28
(page)

            (b) The Servicer shall provide to the Owner and any supervisory agents or examiners representing a state or federal governmental agency having jurisdiction over the Owner, including without limitation the OTS, the FDIC and other similar entities, access to any documentation regarding the Mortgage Loans in the possession of the Servicer that is required by any applicable regulations. Such access shall be afforded without charge, upon reasonable request, during normal business hours, at the offices of the Servicer and in accordance with any applicable regulations.

      Section 4.7.      Cooperation

      The Servicer and the Owner shall cooperate fully with one another and their respective counsel and other representatives and advisors in connection with the steps required to be taken as part of their respective obligations under this Agreement.

      Section 4.8.      Consents and Approvals

      The Servicer shall timely obtain, at its sole cost and expense, the consents and approvals required by law or pursuant to contract to consummate the transactions contemplated hereby. All such consents shall be obtained without any cost or expense to the Owner and shall be obtained without any adverse modification in the terms of any of the agreements relating to the Mortgage Loans or the imposition of any burdensome provisions or conditions on the Owner.

                                  ARTICLE 5.

                                 THE SERVICER

      Section 5.1.      Indemnification; Third Party Claims

            (a) (i) The Servicer agrees to indemnify and hold harmless the Owner against any and all losses, penalties, fines, forfeitures, legal fees and related costs, judgments and any other costs, fees and expenses ("Losses") resulting from the failure of the Servicer to service the Mortgage Loans in compliance with the terms of this Agreement; provided, however, the Servicer shall not be liable hereunder with respect to (A) any action or inaction resulting from the written direction or consent of the Owner, (B) any action or inaction resulting from the Owner's failure to cause any Collateral File (or portion thereof) to be released to the Servicer pursuant to Sections 2.18 or 4.2(c), or (C) any action or inaction resulting from the Owner's failure to comply with Section 5.1(b) or Section 5.6, or (D) any indirect, special or consequential damages, losses, costs or expenses incurred by Owner; provided, further, that with respect to Losses related to claims other than third party claims, the Servicer shall only be liable to the Owner for the fees and expenses of the Owner's legal counsel to the extent that such fees and expenses are required to be reimbursed pursuant to
Section 9.14 hereof. (ii) The Servicer shall notify the Owner if a claim is made by a third party with respect to this Agreement or the Mortgage Loans that the Servicer determines in its good faith judgment will materially affect the Owner's interest in such Mortgage Loans. The Servicer shall assume (with the written consent of the Owner) the defense of any such claim and, subject to clause (iii) of this Section 5.1, pay all reasonable expenses in connection therewith, including counsel fees, and promptly pay, discharge and satisfy any judgment or decree that may be entered against the Servicer or the Owner in respect of such claim. The Servicer shall follow any written instructions received from the Owner in connection with any such claim. The Servicer shall have the right to reimburse itself from the Account for all expenses, advances and liabilities incurred by the Servicer in respect of any such claim (whether or not the Servicer has assumed the defense thereof), except when the claim (x) is related to the Servicer's obligations to indemnify the Owner pursuant hereto, (y) results from the failure of the Servicer to service the Mortgage Loans in compliance with the terms of this Agreement, or (z) results from the Servicer's willful misconduct, bad faith or negligence in performing its duties under this Agreement. (iii) If the Owner receives service of a summons or other first legal process, the Servicer shall not be liable for any costs or expenses pursuant to the indemnity in this Section 5.1 unless the Owner provides written notice to the Servicer that describes the nature of the claim within a reasonable time after service of such summons or other first legal process upon the Owner; provided, however, that the Owner's failure to notify the Servicer pursuant to this paragraph shall not relieve the Servicer from any liability that the Servicer may have to the Owner otherwise than on account of this indemnity. The Servicer shall not be required to indemnify any person for any settlement of any claim effected without the Servicer's consent, which consent shall not be unreasonably withheld.


                                      29
(page)

            (b) With respect to any Mortgage Loan, if the Owner records or causes to be recorded the related Assignment of Mortgage designating the Owner as the holder of record of the Mortgage in the appropriate public recording office of the jurisdiction in which the related Mortgaged Property is located, and the Owner, in its capacity as the holder of record, receives written notice of any action with respect to the related Mortgage or Mortgaged Property, the Owner shall promptly send a copy of such notice to the Servicer in accordance with Section 9.8. The Servicer shall have no liability to the Owner for claims, losses, penalties, fines, forfeitures, legal fees and related costs, judgments, or any other costs or expenses, that result from the Owner's failure to comply with the provisions set forth in this paragraph.

      Section 5.2.      Servicer Covenants; Merger or Consolidation of the
Servicer

            (a) The Servicer covenants that, subject to Section 5.2(b), it shall keep in full force and effect its existence, rights and franchises as a corporation and its status as a Fannie Mae or Freddie Mac approved servicer in good standing and will obtain and preserve its qualification to do business as a foreign corporation in each jurisdiction in which such qualification is or shall be necessary to protect the validity and enforceability of this Agreement or any of the Mortgage Loans and to perform its duties under this Agreement.

            (b) Any Person into which the Servicer may be merged or consolidated, or any Person resulting from any merger, conversion or consolidation to which the Servicer shall be a party, or any Person succeeding to all, or substantially all, of the business or assets of the Servicer (whether or not related to loan servicing), shall be the successor of the Servicer hereunder, without the execution or filing of any paper, or any further act on the part of any of the parties hereto, anything herein to the contrary notwithstanding; provided, however, that the Servicer shall not be a party to any such merger, consolidation or conversion, or sell or otherwise dispose of all, or substantially all, of its business or assets, unless the successor or surviving Person shall be an institution that is a Fannie Mae or Freddie Mac approved servicer in good standing and a member of MERS in good standing. In addition, the successor or surviving Person shall be an institution (i) having a GAAP net worth of not less than $25,000,000 and (ii) the deposits of which are insured by the FDIC, SAIF and/or BIF, or which is a HUD-approved mortgagee whose primary business is in origination and servicing of first lien mortgage loans.


                                      30
(page)

      Section 5.3.      Limitation on Liability of the Servicer and Others

      The Servicer and the directors, officers, employees or agents of the Servicer shall not be under any liability to the Owner (i) for any action taken, or for refraining from the taking of any action, in good faith pursuant to this Agreement, (ii) for errors in judgment made in good faith,
(iii) for any action or inaction in accordance with the written direction or consent of the Owner, (iv) for any action or inaction resulting from the Owner's failure to cause any Collateral File (or portion thereof) to be released to the Servicer pursuant to Sections 2.18 or 4.2(c), or (v) for any action or inaction resulting from the Owner's failure to comply with
Section 5.1(b) or Section 5.6; provided, however, this provision shall not protect the Servicer against any breach of warranties or representations made herein, any failure to perform its obligations in accordance with any standard of care set forth in this Agreement (unless in accordance with the written direction or consent of the Owner) or any liability that would otherwise be imposed by reason of willful misconduct, bad faith or negligence in the performance of duties. The Servicer and any officer, employee or agent of the Servicer may rely in good faith on any document of any kind that appears, on its face, to be properly executed and submitted by any Person respecting any matters arising hereunder. Subject to Section 5.1(a), the Servicer shall not be under any obligation to appear in, prosecute or defend any legal action that is not incidental to its duties under this Agreement and that may result in any expense or liability to the Servicer; provided, however, that the Servicer may, with the written consent of the Owner, undertake any such action that it may deem necessary or desirable with respect to this Agreement and the rights, duties, and the interests of the parties hereto. In such event, the legal expenses and costs of such action and any liability resulting therefrom shall be expenses, costs, and liabilities for which the Owner shall be liable and the Servicer shall be entitled to be reimbursed therefor from the Account, unless any such costs or liabilities shall result from the negligence, bad faith or willful misfeasance of the Servicer in performing such action.

      Section 5.4.      Servicer Not to Resign

      The Servicer shall not resign from the obligations and duties hereby imposed on it except upon the determination that such Servicer's duties hereunder are no longer permissible under Applicable Requirements and such incapacity cannot be cured by such Servicer. Any such determination permitting the resignation of the Servicer shall be evidenced by an Opinion of Counsel to such effect delivered to the Owner. No such resignation shall become effective until a successor that satisfies the requirements set forth in Section 9.1 has assumed the Servicer's responsibilities and obligations hereunder in accordance with such Section.

      Section 5.5.      Transfer of Servicing

      The Servicer acknowledges that the Owner has entered into this Agreement in reliance upon the adequacy of the Servicer's servicing facilities, plan, personnel, records and procedures, its integrity, reputation and financial standing and the continuance thereof. Without in any way limiting the generality of this Section 5.5, the Servicer shall not either assign this Agreement or any of the servicing rights or obligations hereunder except (i) in connection with a merger or consolidation permitted under Section 5.2(b), or (ii) with the prior written consent of the Owner, which consent shall not be unreasonably withheld or delayed.


                                      31
(page)

      Section 5.6.      Transfer of Mortgage Loans

            (a) The Owner shall have the right, without the consent of the Servicer, to assign its interest under this Agreement with respect to any Mortgage Loans; provided, however, that (i) the Owner shall give the Servicer written notice ten (10) days prior to any such assignment of its interest under this Agreement and (ii) in connection with any Pass-Through Transfer or Whole Loan Transfer, the Owner shall comply with the provisions of Section 8.1(a) hereof. The Owner shall also have the right to designate any Person to exercise the rights of Owner hereunder to the extent provided in
Section 8.2 of this Agreement.

            (b) The Servicer shall keep books and records in which, subject to such reasonable regulations as it may prescribe, the Servicer shall note transfers of Mortgage Loans. For the purposes of this Agreement, the Servicer shall be under no obligation to deal with any Person with respect to this Agreement or any Mortgage Loan unless the books and records show such person as the owner of such Mortgage Loan. Upon receipt of a written notice from the Owner of any assignment of any Mortgage Loan, the Servicer shall mark its books and records to reflect the ownership of such Mortgage Loan by such assignee.

      Section 5.7.      Representations and Warranties of the Servicer

      The Servicer hereby represents and warrants to the Owner as of the related Closing Date as follows:

            (a) The Servicer is a federally chartered savings bank, duly organized, validly existing and in good standing under the laws of the United States and has all licenses necessary to carry on its business as now being conducted and is licensed, qualified and in good standing in the states where the Mortgaged Properties are located, if the laws of such states require licensing or qualification in order to conduct business of the type conducted by the Servicer and to the extent necessary to ensure the servicing of each Mortgage Loan in accordance with this Agreement. The Servicer has the corporate power and authority to enter into, execute and deliver this Agreement and all documents and instruments executed and delivered pursuant hereto and to perform its obligations in accordance therewith. The execution, delivery and performance of this Agreement by the Servicer and the consummation of the transactions contemplated hereby have been duly and validly authorized. This Agreement evidences the valid, binding and enforceable obligations of the Servicer, subject as to enforcement, (i) to bankruptcy, insolvency, receivership, conservatorship, reorganization, arrangement, moratorium and other laws of general applicability relating to or affecting creditors' rights and (ii) to general principles of equity, whether such enforcement is considered in a proceeding in equity or at law. All requisite corporate action has been taken by the Servicer to make this Agreement valid and binding upon the Servicer in accordance with its terms.


                                      32
(page)

            (b) No consent, approval, authorization, or order of any court or governmental agency or body relating to the transactions contemplated by this Agreement is required as to the Servicer or, if required, such consent, approval, authorization, or order has been obtained.

            (c) The consummation of the transactions contemplated by this Agreement, including without limitation the fulfillment of, or compliance with, the terms and conditions of this Agreement, are in the ordinary course of business of the Servicer and shall not (i) result in the breach of any term or provision of the charter or by-laws of the Servicer, (ii) result in the breach of any term or provision of, or conflict with or constitute a default under, or result in the acceleration of any obligation under, any material agreement, indenture, loan or credit agreement, or other instrument to which the Servicer or its property is subject, or (iii) result in the violation of any law, rule, regulation, order, judgment, or decree to which the Servicer or its property is subject.

            (d) There is no action, suit, proceeding or investigation pending or, to the best of the Servicer's knowledge, threatened against the Servicer that, either in any one instance or in the aggregate, is likely (in the Servicer's judgment), to result in any material impairment of the right or ability of the Servicer to carry on its business substantially as now conducted, or that would adversely affect the validity of this Agreement, or of any action taken or to be taken in connection with the obligations of the Servicer contemplated herein, or that would be likely to materially impair the ability of the Servicer to perform its obligations hereunder.

            (e) The Servicer is an approved servicer of mortgage loans for Fannie Mae in good standing. No event has occurred, including but not limited to a change in insurance coverage, that would make the Servicer unable to comply with Fannie Mae eligibility requirements.

            (f) The Servicer is a member of MERS in good standing. The Servicer shall comply in all material respects with the rules and procedures of MERS in connection with the servicing of each MERS Loan for as long as each such Mortgage Loan is registered on the MERS(R) System.

                                   ARTICLE 6.

                                    DEFAULT

      Section 6.1.      Events of Default

      In case one or more of the following Events of Default by the Servicer shall occur and be continuing:

                  (i) any failure by the Servicer to remit to the Owner when due any payment required to be made under the terms of this Agreement, which failure continues unremedied for a period of three (3) Business Days after the date on which written notice of such failure, requiring the same to be remedied, shall have been received by the Servicer, from the Owner; or


                                      33
(page)

                  (ii) any failure by the Servicer to duly observe or perform, in any material respect, any other covenant, obligation or agreement of the Servicer as set forth in this Agreement, which failure continues unremedied for a period of forty-five (45) (or, in the case of any failure to pay the premium for any insurance policy that is required to be maintained hereunder, fifteen (15)) days after the date on which written notice of such failure, requiring the same to be remedied, shall have been given to the Servicer by the Owner; or

                  (iii) a decree or order of a court or agency or supervisory authority having jurisdiction for the appointment of a conservator or receiver or liquidator in any insolvency, readjustment of debt, marshaling of assets and liabilities, or similar proceedings, or for the winding-up or liquidation of its affairs, shall have been entered against the Servicer and such decree or order shall have remained in force, undischarged or unstayed for a period of sixty (60) days; or

                  (iv) the Servicer shall consent to the appointment of a conservator, receiver or liquidator in any insolvency, readjustment of debt, marshaling of assets and liabilities or similar proceedings of or relating to the Servicer or relating to all, or substantially all, of the Servicer's property; or

                  (v) the Servicer shall admit in writing its inability to pay its debts as they become due, file a petition to take advantage of any applicable insolvency or reorganization statute, make an assignment for the benefit of its creditors, or voluntarily suspend payment of its obligations; or

                  (vi) the Servicer shall fail to be an approved servicer of mortgage loans for Fannie Mae in good standing; or

                  (vii) the Servicer shall fail to be in compliance with the "doing business" or licensing laws of any jurisdiction where a Mortgaged Property is located; or

                  (viii) the Servicer shall attempt to assign this Agreement or the servicing responsibilities hereunder in contravention of this Agreement; or

                  (ix) failure by the Servicer to duly perform within the required time period, its obligations under Sections 4.4 and 4.5, which failure continues unremedied after the Certification Cure Deadline;

then, and in each and every such case, so long as such Event of Default shall not have been remedied, the Owner, by notice in writing to the Servicer (in each such instance, the "Defaulted Servicer"), may, in addition to whatever rights the Owner may have at law or equity, including injunctive relief and specific performance, commence termination of all of the rights and obligations of the Defaulted Servicer under this Agreement pursuant to
Section 7.2, and may exercise any and all other remedies available at law or at equity. Upon receipt by the Defaulted Servicer of such written notice from the Owner stating the intent to terminate the Defaulted Servicer as servicer under this Agreement as a result of such Event of Default, all authority and power of the Defaulted Servicer under this Agreement, whether with respect to the Mortgage Loans or otherwise, shall pass to and be vested in the successor appointed pursuant to Section 9.1. Upon written request from the Owner, the Defaulted Servicer shall, at its sole expense, prepare, execute, and place in such successor's possession or control all Collateral Files and Credit Files, and do or cause to be done all other acts or things necessary or appropriate to effect the purposes of such notice of termination, all of which shall be undertaken immediately and shall be completed as soon as possible and in all events by not later than forty-five
(45) Business Days following the Owner's request therefor. The Defaulted Servicer agrees to cooperate with the Owner and such successor in effecting the termination of the Defaulted Servicer's responsibilities and rights hereunder, including, without limitation, the transfer to such successor of all cash amounts that have been credited by the Defaulted Servicer to the Account or the Escrow Account at the time of transfer, and all other amounts that may thereafter be received with respect to the Mortgage Loans and to which the Defaulted Servicer is not entitled pursuant to the terms of this Agreement.


                                      34
(page)

      Section 6.2.      Waiver of Defaults

      The Owner may waive any default by the Defaulted Servicer in the performance of its obligations hereunder and its consequences. Any such waiver must be in writing to be effective. Upon any waiver of a past default, such default shall cease to exist, and any Event of Default arising therefrom shall, unless otherwise specified in such waiver, be deemed to have been remedied for every purpose of this Agreement unless the Defaulted Servicer fails to comply with the terms of such waiver. No such waiver shall extend to any subsequent or other default or impair any right consequent thereto except to the extent expressly so waived.

      Section 6.3. Survival of Certain Obligations and Liabilities of the Defaulted Servicer

      The representations, warranties, covenants, indemnities and agreements of the parties provided in this Agreement and the parties' obligations hereunder shall survive the execution and delivery and the termination or expiration of this Agreement. Notwithstanding any termination of the rights and obligations of the Servicer pursuant to this Article 6, the Defaulted Servicer shall remain liable for any actions of the Defaulted Servicer taken prior to the effective time of such termination.

                                  ARTICLE 7.

                                 TERMINATION

      Section 7.1.      Termination of Agreement

      This Agreement shall terminate upon either (i) the later of the distribution to the Owner of final payment or liquidation with respect to the last Mortgage Loan subject to this Agreement and each REO Property or the disposition of all property acquired upon foreclosure or deed in lieu of foreclosure with respect to the last Mortgage Loan subject to this Agreement and the remittance of all funds due hereunder, or (ii) the mutual written consent of the parties.


                                      35
(page)

      Section 7.2.      Termination of the Servicer Upon Unremedied Event of
Default

      The Owner may, at its sole option, following an unremedied Event of Default and in accordance with Section 6.1, terminate any rights the Servicer may have hereunder. The Owner, with full cooperation of the Servicer, shall arrange for the transfer of servicing, at the Owner's option, to the Owner or a third party successor servicer pursuant to Section 9.1, and the Servicer shall continue servicing the Mortgage Loans under this Agreement, for the Servicing Fee provided herein, until the Owner gives the Servicer notice of such transfer.

                                  ARTICLE 8.

                     PASS-THROUGH AND WHOLE LOAN TRANSFER

      Section 8.1.      Pass-Through Transfers or Whole-Loan Transfers

            (a) The Owner and the Servicer agree that in connection with any Whole Loan Transfer or Pass-Through Transfer, the Owner may, in its sole discretion, assign its rights under this Agreement with respect to the Mortgage Loans subject to such Whole Loan Transfer or Pass-Through Transfer provided that: (i) the Owner provides the Servicer with fifteen (15) calendar days' prior written notice of its intent to effect such Whole Loan Transfer or Pass-Through Transfer; (ii) no more than three (3) investors would own Mortgage Loans subject to such Whole Loan Transfer or Pass-Through Transfer;
(iii) the Owner provides the Servicer with initial drafts of all documents for which the Servicer is requested to become a party in connection with such Whole Loan Transfer or Pass-Through Transfer at least ten (10) days prior to the related settlement date (the "Subsequent Transfer Settlement Date"); (iv) the Owner provides the Servicer with a final list of the Mortgage Loans subject to such Whole Loan Transfer or Pass-Through Transfer at least two (2) Business Days prior to the related Subsequent Transfer Settlement Date; and
(v) no Mortgage Loan shall be subject to more than one (1) Whole Loan Transfer or Pass-Through Transfer in any given Due Period.

            (b) The Owner shall reimburse the Servicer for all reasonable out-of-pocket expenses, including attorneys' fees, incurred by the Servicer in connection with any Whole Loan Transfer or Pass-Through Transfer.

            (c) In connection with each Whole Loan Transfer or Pass-Through Transfer permitted under Section 8.1(a), the Servicer shall: (i) provide the Owner with information and appropriate verification of information in its possession or control as may reasonably be necessary in order to effect such Whole Loan Transfer or Pass-Through Transfer (and, to the extent any such information is in the possession or control of any third party, use commercially reasonable efforts to cause such third party to provide such information); (ii) cooperate with all reasonable requests and due diligence procedures not otherwise addressed herein; and (iii) execute an Assignment, Assumption and Recognition Agreement, provided that each of the Servicer and the Owner is given an opportunity to review and reasonably negotiate in good faith the content of such document.

            (d) With respect to any Whole Loan Transfer or Pass-Through Transfer permitted under Section 8.1(a) in which a prospectus, prospectus supplement or other disclosure document (a "Disclosure Document") is prepared in connection therewith, and in which 10% or more of the mortgage loans in the related transaction (measured as of the closing of such transaction) consist of Mortgage Loans if such Whole Loan Transfer or Pass Through Transfer occurs prior to April 1, 2006, and in which 20% or more of the mortgage loans in the related transaction (measured as of the closing of such transaction) consist of Mortgage Loans if such Whole Loan Transfer or Pass-Through Transfer occurs on or after April 1, 2006, the Servicer shall:


                                      36
(page)

                  (i) provide for inclusion as part of such Disclosure Document (A) the regulatory status of the Servicer and its affiliates and (B) delinquency and foreclosure information of the type typically provided by the Servicer in connection with mortgage loans originated by the Servicer and securitized by third parties (the information referred to in this sentence, in the form provided to the Owner, being "Servicer's Information");

                  (ii) provide the Owner with an accountants comfort letter addressing the delinquency and foreclosure statistics of the Servicer; and

                  (iii) (A) indemnify and hold harmless the transferee under any permitted Pass-Through Transfer, the Owner and each Person, if any, who "controls" such transferee, if any, or the Owner within the meaning of the Securities Act of 1933, as amended (an "Indemnified Party"), against any losses, claims, damages or liabilities to which such Indemnified Party may become subject, under the Securities Act of 1933, as amended, or otherwise, insofar as such losses, claims, damages or liabilities (or actions in respect thereof) (x) arise out of or are based upon any untrue statement of any material fact contained in Servicer's Information provided by such Servicer and included in a Disclosure Document, or (y) arise out of or are based upon the omission to state in such Servicer's Information a material fact required to be stated in the Servicer's Information or necessary to make the statements in the Servicer's Information not misleading, and (B) reimburse each Indemnified Party for any legal or other expenses reasonably incurred by such Indemnified Party in connection with investigating or defending any such loss, claim, damage, liability or action.

            (e)   With respect to any Pass-Through Transfer permitted under
Section 8.1(a) in which all or substantially all of the mortgage loans in the related transaction consist of Mortgage Loans, the Servicer shall:

                  (i) execute and deliver a pooling and servicing agreement containing terms and conditions that are consistent with the terms and conditions set forth herein and that are customary for public, rated transactions for the issuance of pass-through certificates backed by mortgage loans similar to the Mortgage Loans included in such Pass-Through Transfer, provided, that (A) any servicing reporting requirements must be consistent with the standard practices of the Servicer and (B) each of the parties to such pooling and servicing agreement negotiates in good faith any terms or conditions in such pooling and servicing agreement not specifically referenced or provided for under this Agreement; and

                  (ii) provide Owner with opinions of counsel as to the Servicer's corporate authority and the enforceability of the pooling and servicing agreement against the Servicer, audit letters addressing the delinquency and foreclosure statistics of the Servicer and certificates from public officials, each as the Servicer and the Owner shall mutually agree to be necessary to effect such Pass-Through Transfer.


                                      37
(page)

            (f) With respect to any Whole Loan Transfer or Pass-Through Transfer in which a Disclosure Document is prepared in connection therewith, the Owner shall:

                  (i) provide the Servicer with all drafts of the Servicer's Information when produced and revise the Servicer's Information in accordance with the Servicer's comments to correct any information therein at the Owner's cost; and

                  (ii) (A) indemnify and hold harmless the Servicer against any losses, claims, damages or liabilities to which the Servicer may become subject, under the Securities Act of 1933, as amended, or otherwise, insofar as such losses, claims, damages or liabilities (or actions in respect thereof) (x) arise out of or are based upon any untrue statement of any material fact contained in such Disclosure Document (other than an untrue statement of material fact contained in the Servicer's Information), or (y) arise out of or are based upon the omission to state in such Disclosure Document a material fact required to be stated therein or necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading (unless the material fact omitted would constitute Servicer's Information) and (B) reimburse the Servicer for any legal or other expenses reasonably incurred by the Servicer in connection with investigating or defending any such loss, claim, damage, liability or action.

      Section 8.2.      Designation of a Master Servicer

            (a) Notwithstanding anything to the contrary contained in this Agreement, the Owner shall have the right, in its sole discretion, upon thirty (30) days' prior written notice to the Servicer, to appoint and designate a master servicer (the "Master Servicer"), as master servicer of Mortgage Loans subject to a permitted Whole Loan Transfer or Pass-Through Transfer. Upon receipt of written notice of such appointment, the Servicer shall promptly enter into a servicing agreement or an Assignment, Assumption and Recognition Agreement (a "Master Servicing Agreement") to service the Mortgage Loans for the Master Servicer in accordance with the Master Servicer's requirements; provided, however, that the Servicer shall be under no obligation to enter into any Master Servicing Agreement unless the obligations and duties of the Servicer as a subservicer thereunder (i) are not materially different from than those set forth herein, (ii) do not cause undue burden on the Servicer, (iii) do not expand in any material respect any of the obligations, duties or liabilities of the Servicer hereunder and (iv) will not result in any increased cost to the Servicer. If the Servicer and the Master Servicer enter into a Master Servicing Agreement, the Servicer shall service the Mortgage Loans, and remit and report to the Master
Servicer, in accordance with the terms of the Master Servicing Agreement and, to the extent inconsistent therewith, the servicing provisions set forth in this Agreement shall be superseded by the Master Servicing Agreement. If the Servicer and the Master Servicer do not enter into a Master Servicing Agreement, the Servicer shall service the Mortgage Loans, and remit and report to the Master Servicer, in accordance with the terms of this Agreement.

            (b)   Upon appointment of a Master Servicer in accordance with
Section 8.2(a), the Servicer shall correspond and communicate solely with the Master Servicer regarding the servicing of the Mortgage Loans. The Master Servicer shall have the right as designee of the Owner, unless otherwise agreed among the Owner, the Master Servicer and the Servicer, to enforce the covenants and conditions set forth in this Agreement, and the Servicer shall follow and shall be entitled to rely on the instructions of the Master Servicer under this Agreement as if such instructions were the instructions of the Owner. The Master Servicer shall have the right to give any waivers or consents required or allowed under this Agreement on behalf of the Owner, and the Servicer shall be entitled to rely on such waivers and consents as if such waivers or consents were the waivers or consents of the Owner. The Master Servicer is empowered to enter into and execute and deliver any amendments or modifications to this Agreement as the Owner's designee hereunder, and such amendments or modifications shall be binding upon the Owner as if the Owner had executed and delivered the same.


                                      38
(page)

            (c) Upon receipt of notice of termination of the Master Servicer, the Servicer shall no longer deal with the Master Servicer and shall instead deal directly with the Owner. From and after receipt of such notice of termination of the Master Servicer, the Servicer shall service the applicable Mortgage Loans in accordance with the provisions of this Agreement and shall give no effect to any Master Servicing Agreement entered into with the Master Servicer.

                                  ARTICLE 9.

                           MISCELLANEOUS PROVISIONS

      Section 9.1.      Successor to the Servicer

            (a) Prior to termination of the Servicer's responsibilities and duties under this Agreement pursuant to Sections 5.4, 6.1, 7.1, or 7.2, the Owner shall either (i) succeed to and assume all of the Servicer's responsibilities, rights, duties, and obligations under this Agreement from and after the date of such succession, or (ii) appoint a successor to the Servicer that shall succeed to all rights and assume all of the responsibilities, duties and liabilities of the Servicer under this Agreement prior to the termination of the Servicer's responsibilities, duties, and liabilities under this Agreement. If the Servicer's duties, responsibilities, and liabilities under this Agreement shall be terminated pursuant to any of the foregoing Sections, the Servicer shall discharge such duties and responsibilities with the same degree of diligence and prudence that it is obligated to exercise under this Agreement, from the date it acquires knowledge of such termination until the effective date thereof.

            (b) The Servicer shall promptly deliver to its successor (i) the funds in the Account and the Escrow Account to which the Owner is entitled pursuant to the terms of this Agreement and all other amounts that may thereafter be received with respect to the Mortgage Loans and to which the Servicer is not entitled pursuant to the terms of this Agreement and (ii) all Collateral Files and Credit Files and related documents and statements held by it hereunder. The Servicer shall account for all funds and shall execute and deliver such instruments and do such other things as may reasonably be required to more fully and definitively vest in the successor all such rights, powers, duties, responsibilities, obligations and liabilities of the Servicer.


                                      39
(page)

            (c) Upon a successor's acceptance of appointment as such, the Owner shall notify the Servicer of such appointment.

            (d) Notwithstanding any termination pursuant to this Agreement, the Servicer shall continue to be entitled to receive all amounts accrued or owing to it under this Agreement on or prior to the effective date of such termination, whether in respect of (i) unreimbursed Servicing Advances or Monthly Advances, (ii) unpaid Servicing Fees or REO Management Fees, or
(iii) other servicing compensation, and shall continue to be entitled to the benefits of Section 5.3 notwithstanding any such termination, with respect to events occurring prior to such termination.

      Section 9.2.      Amendment

      This Agreement may be amended from time to time solely by written agreement signed by each of the parties.

      Section 9.3. Recordation of Agreement; Perfection of Security Interest; Further Assurances

            (a) To the extent necessary under applicable law to protect the interests of the Owner, this Agreement, or a memorandum thereof, is subject to recordation in all appropriate public offices for real property records in all the counties or other comparable jurisdictions in which any or all of the Mortgaged Properties are situated, and in any other appropriate public recording office or elsewhere, such recordation to be effected by the Owner at the Owner's expense.

            (b) The Servicer agrees to execute or cause to be executed such documents and take or cause to be taken such actions as may be necessary to effect the intent of this Agreement, including, without limitation, the execution and delivery of instruments of further assurance and the execution and delivery of such other documents, and the taking of such other actions, as may be reasonably requested by the Owner.

      Section 9.4.      Duration of Agreement

      This Agreement shall continue in existence and effect until terminated as herein provided.

      Section 9.5.      Governing Law

      This Agreement shall be governed by and construed in accordance with the laws of the State of New York (including Section 5-1401 of the New York General Obligations Law) and the obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws without giving effect to conflict of laws principles other than Section 5-1401 of the New York General Obligations Law.


                                      40
(page)

      Section 9.6.      General Interpretive Principles

      For purposes of this Agreement, except as otherwise expressly provided or unless the context otherwise requires:

                  (i) the terms defined in this Agreement have the meanings assigned to them in this Agreement and include the plural as well as the singular, and the use of any gender herein shall be deemed to include the other gender;

                  (ii) accounting terms not otherwise defined herein have the meanings assigned to them in accordance with generally accepted accounting principles;

                  (iii) references herein to "Articles," "Sections," "Subsections," "Paragraphs," and other subdivisions without reference to a document are to designated Articles, Sections, Subsections, Paragraphs, and other subdivisions of this Agreement;

                  (iv) a reference to a Subsection without further reference to a Section is a reference to such Subsection as contained in the same
Section in which the reference appears, and this rule shall also apply to Paragraphs and other subdivisions;

                  (v) the words "herein," "hereof," "hereunder," and other words of similar import refer to this Agreement as a whole and not to any particular provision; and

                  (vi) the term "include" or "including" shall mean without limitation by reason of enumeration.

      Section 9.7.      Reproduction of Documents

      This Agreement and all documents relating hereto, including, without limitation, (i) consents, waivers, and modifications that may hereafter be executed, (ii) documents received by any party on any Closing Date, and
(iii) financial statements, certificates, and other information previously or hereafter furnished, may be reproduced by any photographic, photostatic, microfilm, microcard, miniature photographic, or other similar process. Any such reproduction shall be admissible in evidence as the original itself in any judicial or administrative proceeding, whether or not the original is in existence and whether or not such reproduction was made by a party in the regular course of business. Any enlargement, facsimile or further reproduction of such reproduction shall likewise be admissible in evidence.

      Section 9.8.      Notices

      All demands, notices, consents, waivers and other communications hereunder shall be in writing and shall be deemed to have been duly given upon receipt (x) in the case of any notice of an Event of Default, if mailed by registered mail, postage prepaid and (y) in the case of any other demand, notice, consent, waiver or other communication, if personally delivered, mailed by registered mail, postage prepaid, delivered by air courier or sent by facsimile to:


                                      41
(page)

                  (i) in the case of the Servicer, at the address set forth below or such other address as may hereafter be furnished to the Owner in writing by the Servicer:

      Washington Mutual Bank
      9401 Oakdale Avenue (Mail Stop N080108)
      Chatsworth, CA  91311
      Attention:  Vice President, Investor Reporting
      Telephone:  (818) 775-2278
      Facsimile:  (818) 775-2819

                  (ii) in the case of the Owner, at the address set forth below, or such other address as may hereafter be furnished to the Servicer by the Owner:

      EMC Mortgage Corporation
      MacArthur Ridge II
      909 Hidden Ridge Drive, Suite 200
      Attention:  Ms. Ralene Ruyle
      Facsimile:  (972) 442-2810

and in the case of any subsequent Owner, as set forth in written notice supplied to the Servicer by such subsequent Owner.

      Notwithstanding the foregoing any demand, notice, consent, waiver or communication (other than those referred to in clause (x) above) may be given by any other means if the parties hereto agree to such alternative means in writing.

      Section 9.9.      Severability of Provisions

      If any one or more of the covenants, agreements, provisions or terms of this Agreement shall be held invalid for any reason, then such covenants, agreements, provisions or terms shall be deemed severable from the remaining covenants, agreements, provisions or terms of this Agreement and shall in no way affect the validity or enforceability of the other covenants, agreements, provisions or terms of this Agreement or the rights of the Owner hereunder. If the invalidity of any part, provision, representation or warranty of this Agreement shall deprive any party of the economic benefit intended to be conferred by this Agreement, the parties shall negotiate in good faith to develop a new structure, the economic effect of which is nearly as possible the same as the economic effect of this Agreement without regard to such invalidity.

      Section 9.10.     Exhibits and Schedules

      The exhibits and schedules to this Agreement are hereby incorporated and made an integral part of this Agreement.


                                      42
(page)

      Section 9.11.     Counterparts; Successors and Assigns

      This Agreement may be executed in one or more counterparts and by the different parties hereto on separate counterparts, each of which, when so executed, shall be deemed to be an original; such counterparts, together, shall constitute one and the same agreement. Subject to Sections 5.4, 5.5, 5.6, 6.1, 7.1, 7.2 and 8.1, this Agreement shall inure to the benefit of and be binding upon the Servicer, the Owner and their respective successors and assigns.

      Section 9.12.     Effect of Headings

      The headings in this Agreement are for purposes of reference only and shall not limit or otherwise affect the meaning hereof.

      Section 9.13.     Other Agreements Superseded; Entire Agreement

      This Agreement supersedes all prior agreements and understandings relating to the subject matter hereof. This Agreement also replaces and supercedes, with respect to each Mortgage Loan, as of the related Closing Date, all of the terms and conditions of any other servicing agreement to which the Servicer is bound that purports to govern the servicing of any such Mortgage Loan. This Agreement constitutes the entire agreement of the parties with respect to the subject matter hereof.

      Section 9.14.     Attorneys' Fees

      If either party retains an attorney to enforce any of the provisions of this Agreement, the prevailing party shall be entitled to reasonable attorneys' fees from the other party, including, without limitation, fees incurred in arbitration and in trial and appellate courts, fees incurred without suit, and all arbitration, court and accounting costs.

      Section 9.15.     Non-Solicitation

      Following the related Closing Date, the Servicer shall not take any action to solicit the refinancing of any Mortgage Loan, or provide information to any other entity to solicit the refinancing of any Mortgage Loan; provided that, the foregoing shall not preclude the Servicer, or any of its affiliates, from (a) engaging in general solicitations to its customer base, including by mass mailing or as part of monthly or periodic statements mailed to its borrowers or to holders of deposit or other accounts, (b) engaging in solicitations to the general public, including without limitation by mass mailing, newspaper, radio, television or other media which are not specifically directed toward the Mortgagors, (c) engaging in solicitations of optional insurance or other bank products (not including mortgage loans) (d) refinancing the Mortgage Loan of any Mortgagor who, without solicitation, contacts the Servicer to request the refinancing of the related Mortgage Loan, or (e) engaging in any action to solicit the refinancing of any Mortgage Loan to the extent such action would be permitted under the Fannie Mae Selling Guide or the Fannie Mae Servicing Guide.


                                      43
(page)

      Section 9.16.     Confidential Information

      Each party understands that certain information that has been furnished and shall be furnished in connection with the transactions contemplated under this Agreement is required by applicable law (including, without limitation, the Gramm-Leach-Bliley Act and the regulations promulgated thereunder) to be kept confidential. Each party shall maintain the confidentiality of such information and shall not, without the written consent of the party furnishing such information, disclose it to third parties or use it except in connection with the transactions contemplated by this Agreement or as permitted by applicable law.

                              [signatures follow]

                                      44
(page)

      TO WITNESS THIS, the Servicer and the Owner have caused their names to be signed to this Servicing Agreement by their respective officers duly authorized as of the day and year first written above.

      SERVICER:

                                    WASHINGTON MUTUAL BANK
                                    a federally chartered savings bank

                                    By:_________________________________________

                                    Name: David Beck

                                    Title:  Executive Vice President

      OWNER:

                                    EMC MORTGAGE CORPORATION
                                    a Delaware corporation

                                    By:_________________________________________

                                    Name:_______________________________________

                                    Title:______________________________________

(page)

STATE OF WASHINGTON     )
                        ) ss.
COUNTY OF KING          )

      This instrument was acknowledged before me on ______________________, 2005, by _____________________ as _________________________ of Washington
Mutual Bank.

                                       ________________________________________
                                       [Print Name]_________________________
                                       NOTARY PUBLIC in and for the State of
                                       Washington, residing at ________________
                                       My commission expires __________________

(page)

STATE OF ________       )
                        ) ss.
COUNTY OF ______        )

      This instrument was acknowledged before me on ______________________, 2005, by _____________________ as _________________________ of EMC Mortgage
Corporation.

                                       ________________________________________
                                       [Print Name]_________________________
                                       NOTARY PUBLIC in and for the State of
                                       _________, residing at _________________
                                       My commission expires __________________

(page)

                                   EXHIBIT A

             FORM OF REQUEST FOR RELEASE OF DOCUMENTS AND RECEIPT

To:   [Name/Address of Owner]
      Attention:_________________________
                Telephone:_______________
                Facsimile:_______________

            Re: Servicing Agreement dated as of __________, 200_ (the "Servicing Agreement") between EMC Mortgage Corporation (the "Owner") and Washington Mutual Bank (the "Servicer")

      In connection with the administration of the Mortgage Loans that we service on your behalf pursuant to the Servicing Agreement, we request the release, and acknowledge receipt of the Collateral File/[specify documents]) for the Mortgage Loan described below, for the reason indicated.

Mortgagor's Name, Address and Zip Code:

Mortgage Loan Number:

Reason for Requesting Documents:  (check one)

      _____ 1. Mortgage  Loan  paid in full.  (The  Servicer  hereby  certifies that all amounts received in connection therewith have been credited to the Account as provided in the Servicing Agreement.)

      _____ 2. Mortgage Loan in foreclosure.

      _____ 3. Repurchase.    (The   Servicer   hereby   certifies   that   the
               repurchase price has been credited to the Account.)

      _____ 4. Mortgage Loan liquidated by____________________________.
               (The Servicer hereby certifies that all proceeds of the foreclosure, insurance, condemnation or other liquidation have been finally received and credited to the Account pursuant to the Servicing Agreement.)

      _____ 5. Other (Explain):______________________________

      If box 1, 2 or 3 above is checked, and if all or part of the Collateral File was previously released to us, please release to us our previous request and receipt on file with you, as well as any additional documents in your possession relating to the specified Mortgage Loan.


                                     A-1
(page)

      If box 4 or 5 above is checked, upon our return of all of the above documents to you, please acknowledge your reception by signing in the space indicated below and returning this form.

                                    WASHINGTON MUTUAL BANK

                                    By:_________________________________________

                                    Name:_______________________________________

                                    Title:______________________________________


Acknowledgment of Documents
returned to the Owner:

[_____________________________]

By:___________________________

Name:_________________________

Title:________________________

Date:_________________________


                                     A-2
(page)

                                   EXHIBIT B

                           ACCOUNT LETTER AGREEMENT

                                                         _______________, ______

To:
   ______________________
   ______________________
   ______________________
   ______________________
     (the "Depository")

      As the "Servicer" under the Servicing Agreement dated as of _________________, 200_, between the Servicer and the Owner named therein (the "Agreement"), we hereby authorize and request you to establish an account, as an Account pursuant to Section 2.4 of the Agreement, to be designated as "Washington Mutual Bank, in trust for ______________________, as Owner, and any successor Owner." All deposits in the account shall be subject to withdrawal therefrom by order signed by the Servicer. You may refuse any deposit that would result in violation of the requirement that the account be fully insured as described below. This letter is submitted to you in duplicate. Please execute and return one original to us.

                                       _________________________________________

                                    By:_________________________________________

                                    Name:_______________________________________

                                    Title:______________________________________

      The undersigned, as the "Depository," hereby certifies that the above-described account has been established under Account Number _________________, at the office of the Depository indicated above, and agrees to honor withdrawals on such account as provided above. The full amount deposited at any time in the account will be insured by the Federal Deposit Insurance Corporation.

                                       _________________________________________
                                       (Name of Depository)

                                    By:_________________________________________

                                    Name:_______________________________________

                                    Title:______________________________________


                                      B-1
(page)

                                   EXHIBIT C

                        ESCROW ACCOUNT LETTER AGREEMENT

                                                         _______________, ______

To:
   ______________________
   ______________________
   ______________________
   ______________________
     (the "Depository")

      As the "Servicer" under the Servicing Agreement dated as of _________________, 200_, between the Servicer and the Owner named therein (the "Agreement"), we hereby authorize and request you to establish an account, as an Escrow Account pursuant to Section 2.6 of the Agreement, to be designated as "Washington Mutual Bank, in trust for ___________________________, as Owner, and any successor Owner, and certain Mortgagors." All deposits in the account pursuant to the Agreement shall be subject to withdrawal therefrom by order signed by the Servicer. You may refuse any deposit that would result in violation of the requirement that the account by fully insured as described below. This letter is submitted to you in duplicate. Please execute and return one original to us.

                                       _________________________________________

                                    By:_________________________________________

                                    Name:_______________________________________

                                    Title:______________________________________

      The undersigned, as the "Depository," hereby certifies that the above-described account has been established under Account Number _________________, at the office of the Depository indicated above, and agrees to honor withdrawals on such account as provided above. The full amount deposited at any time in the account will be insured by the Federal Deposit Insurance Corporation.

                                       _________________________________________
                                       (Name of Depository)

                                    By:_________________________________________

                                    Name:_______________________________________

                                    Title:______________________________________


                                     C-1
(page)

                                   EXHIBIT D

                         FORM OF OFFICER'S CERTIFICATE

      I, [name of certifying individual], a duly elected and acting officer of Washington Mutual Bank (the "Servicer"), certify pursuant to Section 4.4(b) of the Servicing Agreement dated as of ___________, 200_ (as from time to time amended or replaced by a reconstituted servicing or other successor servicing agreement, the "Servicing Agreement") between the Servicer and EMC
Mortgage Corporation (the "Owner") to the Owner and each other Person entitled to receive servicing reports provided pursuant to Section 3.2(a) of the Servicing Agreement (the "Servicing Reports"), each Person, if any, who "controls" the Owner or such other Person within the meaning of the Securities Act of 1933, as amended, and their respective officers and directors, with respect to the calendar year immediately preceding the date of this Certificate (the "Relevant Year"), as follows:

      1. For purposes of this Certificate, "Relevant Information" means the information in the certificate provided pursuant to Section 4.4(a) of the Servicing Agreement (the "Annual Compliance Certificate") for the Relevant Year and the information in all Servicing Reports provided by the Servicer during the Relevant Year. Based on my knowledge, the Relevant Information, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein which is necessary to make the statements made therein, in light of the circumstances under which such statements were made, not misleading as of the last day of the Relevant Year.

      2. The Relevant Information has been provided to those Persons entitled to receive it.

      3. I am responsible for reviewing the activities performed by the Servicer under the Servicing Agreement during the Relevant Year. Based upon the review required by the Servicing Agreement and except as disclosed in the Annual Compliance Certificate or the accountants' statement provided pursuant to Section 4.5, to the best of my knowledge, the Servicer has fulfilled its obligations under the Servicing Agreement throughout the Relevant Year.

DATED as of ________ __. 200_.

                                      __________________________________________

                                      Name:_____________________________________

                                      Title:____________________________________


                                     D-1
(page)

                                   EXHIBIT E

                            CONTENTS OF CREDIT FILE

      With respect to each Mortgage Loan, unless otherwise agreed by the Servicer and the Owner, the Credit File may include each of the following items, which such items may be originals, copies or documents stored on microfilm or any other comparable medium:

            1.    Survey of the Mortgaged Property, if available.

            2. Each instrument necessary to complete identification of any exception set forth in the exception schedule in the title policy (i.e., map or plat, restrictions, easements, sewer agreements, home association declarations, etc.).

            3. Evidence of a hazard insurance policy and, if required by law, a flood insurance policy, with extended coverage of the hazard insurance policy.

            4. Mortgage Loan closing statement (Form HUD-1) and any other truth-in-lending or real estate settlement procedure forms required by law.

            5.    Residential loan application.

            6. Verification of employment and income (if required pursuant to the seller's underwriting criteria).

            7. Verification of acceptable evidence of source and amount of down payment (to the extent required under the seller's underwriting guidelines).

            8.    Credit report on the Mortgagor.

            9.    Residential appraisal report.

            10.   Photograph of the property.

            11.   Executed disclosure statement.

            12. Tax receipts, insurance premium receipts, ledger sheets, payment records, insurance claim files and correspondence, correspondence, current and historical computerized data files, underwriting standards used for origination, and all other papers and records developed or originated by the applicable seller or others required to document the Mortgage Loan or to service the Mortgage Loan.

            13. A copy of the policy of title insurance, including any endorsements thereto.


                                     E-1
(page)

            14.   The executed Power of Attorney, if any.

            15. A copy of the original Primary Mortgage Insurance Policy, if any.


                                     E-2
(page)

                                   EXHIBIT F

                        FORM OF CONFIRMATION AGREEMENT

      This Confirmation Agreement (the "Confirmation Agreement") dated as of __________, 200_ is by and between Washington Mutual Bank, a savings bank organized under the laws of the United States, in its capacity as servicer (the "Servicer"), and EMC Mortgage Corporation, a Delaware corporation, and its successors and assigns, in its capacity as owner (the "Owner").

      Reference is made to that certain Servicing Agreement (the "Servicing Agreement"), dated as of _________, 200_, among the Servicer and the Owner, the provisions of which are incorporated herein, as such terms may be modified or supplemented. All capitalized terms shall have the meanings ascribed to them in the Servicing Agreement, unless otherwise defined here.

      1. As of the Closing Date (defined below), Washington Mutual Bank shall service the Mortgage Loans described on the Mortgage Loan Schedule attached hereto as Schedule 1 (each a "Mortgage Loan," and collectively, the "Mortgage Loans") for the benefit of the Owner and all subsequent transferees of the Mortgage Loans in accordance with the terms and conditions of the Servicing Agreement. The parties to this Confirmation Agreement hereby acknowledge and agree that, with respect to each Mortgage Loan, the terms and conditions of the Servicing Agreement shall replace and supercede, as of the Closing Date (defined below), all of the terms and conditions of any other servicing agreement to which the Servicer is bound that purports to govern the servicing of any such Mortgage Loan.

      2. For purposes of the Mortgage Loans to be serviced pursuant to this Confirmation Agreement, the following terms shall have the following meanings:

      Closing Date:                             [_______________________]

      Custodian:                                [_______________________]

      Cut-off Date:                             [_______________________]

      Servicing Fee Rate:                       [_______________________]

      3. This Confirmation Agreement may be executed in one or more counterparts and by the different parties hereto on separate counterparts, each of which, when so executed, shall be deemed to be an original; such counterparts, together, shall constitute one and the same agreement. This Confirmation Agreement shall inure to the benefit of and be binding upon the Servicer, the Owner and their respective successors and assigns.

      4. This Confirmation Agreement shall be governed by and construed in accordance with the laws of the State of New York (including Section 5-1401 of the New York General Obligations Law) and the obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws without giving effect to conflict of laws principles other than
Section 5-1401 of the New York General Obligations Law.


                                     F-1
(page)

      TO WITNESS THIS, the parties have caused their names to be signed by their respective duly authorized officers as of the date first written above.

                                    WASHINGTON MUTUAL BANK
                                    a federally chartered savings bank

                                    By:  _________________________________

                                    Name:_________________________________

                                    Title:________________________________


                                    EMC MORTGAGE CORPORATION
                                    a Delaware corporation


                                    By:  _________________________________

                                    Name:_________________________________

                                    Title:________________________________


                                     F-2
(page)

                                  SCHEDULE 1

                                MORTGAGE LOANS
                               [to be attached]




                           SCHEDULE 1 to Exhibit F

(page)

                                  SCHEDULE I

                                MORTGAGE LOANS
                               [to be attached]




                            Mortgage Loan Schedule
                                  Schedule I





                                                                Execution Copy


                           EMC MORTGAGE CORPORATION

                                  Purchaser

                                     and

                            WELLS FARGO BANK, N.A.

                                   Company

        --------------------------------------------------------------

                 SELLER'S WARRANTIES AND SERVICING AGREEMENT

                          Dated as of April 1, 2006


        --------------------------------------------------------------


        WFHM Mortgage Loan Pools 6518, 6519, 6520, 6521, 6522 and 6523

(page)

                              TABLE OF CONTENTS

ARTICLE I....................................................................1

DEFINITIONS..................................................................1

ARTICLE II..................................................................11

CONVEYANCE OF MORTGAGE LOANS; POSSESSION OF MORTGAGE FILES; BOOKS AND
RECORDS; CUSTODIAL AGREEMENT; DELIVERY OF DOCUMENTS.........................11

ARTICLE III.................................................................14

REPRESENTATIONS AND WARRANTIES REMEDIES AND BREACH..........................14

ARTICLE IV..................................................................27

ADMINISTRATION AND SERVICING OF MORTGAGE LOANS..............................27

ARTICLE V...................................................................42

PAYMENTS TO PURCHASER.......................................................42

ARTICLE VI..................................................................43

GENERAL SERVICING PROCEDURES................................................43

ARTICLE VII.................................................................49

COMPANY TO COOPERATE........................................................49

ARTICLE VIII................................................................50

THE COMPANY.................................................................50

ARTICLE IX..................................................................51

SECURITIZATION TRANSACTION..................................................51


                                      i
(page)

ARTICLE X...................................................................64

DEFAULT.....................................................................64

ARTICLE XI..................................................................66

TERMINATION.................................................................66

ARTICLE XII.................................................................66

MISCELLANEOUS PROVISIONS....................................................66

                                   EXHIBITS

      Exhibit A     Mortgage Loan Schedule
      Exhibit B     Contents of Each Mortgage File
      Exhibit C     Custodial Agreement
      Exhibit D     Form of Assignment, Assumption and Recognition Agreement
      Exhibit E     Servicing Criteria to be Addressed
                    in Assessment of Compliance
      Exhibit F     Form of Sarbanes Certification
      Exhibit G     Reporting Data for Monthly Report
      Exhibit H     Reporting Data for Defaulted Loans
      Exhibit I     Reporting Data for Realized Losses and Gains


                                      ii
(page)

      This is a Seller's Warranties and Servicing Agreement for various fixed and adjustable rate residential first mortgage loans, dated and effective as of April 1, 2006, and is executed between EMC Mortgage Corporation, as purchaser (the "Purchaser"), and Wells Fargo Bank, N.A., as seller and servicer (the "Company").

                             W I T N E S S E T H

      WHEREAS, the Purchaser has agreed to purchase from the Company and the Company has agreed to sell to the Purchaser certain fixed and adjustable interest rate, Conventional Mortgage Loans which have an aggregate outstanding principal balance as indicated on the Mortgage Loan Schedule, which is annexed hereto as Exhibit A;

      WHEREAS, each of the Mortgage Loans is secured by a mortgage, deed of trust or other security instrument creating a first lien on a residential dwelling located in the jurisdiction indicated on the Mortgage Loan Schedule; and

      WHEREAS, the Purchaser and the Company wish to prescribe the manner of purchase of the Mortgage Loans and the conveyance, servicing and control of the Mortgage Loans.

      NOW, THEREFORE, in consideration of the mutual agreements hereinafter set forth, and for other good and valuable consideration, the receipt and adequacy of which is hereby acknowledged, the Purchaser and the Company agree as follows:

                                  ARTICLE I

                                 DEFINITIONS

      Whenever used herein, the following words and phrases, unless the content otherwise requires, shall have the following meanings:

      Accepted Servicing Practices: With respect to any Mortgage Loan, those mortgage servicing practices of prudent mortgage lending institutions which service mortgage loans of the same type as such Mortgage Loan in the jurisdiction where the related Mortgaged Property is located.

      Adjustment Date: As to each adjustable rate Mortgage Loan, the date on which the Mortgage Interest Rate is adjusted in accordance with the terms of the related Mortgage Note.

      Agency or Agencies: Fannie Mae, Freddie Mac or GNMA, or any of them as applicable.

      Agency Sale: Any sale or transfer of some or all of the Mortgage Loans by the Purchaser to an Agency which sale or transfer is not a Securitization Transaction or Whole Loan Transfer.


                                       1
(page)

      Agreement: This Seller's Warranties and Servicing Agreement and all exhibits, amendments hereof and supplements hereto.

      ALTA:  The American Land Title Association or any successor thereto.

      Appraised Value: With respect to any Mortgage Loan, the lesser of (i) the value set forth on the appraisal made in connection with the origination of the related Mortgage Loan as the value of the related Mortgaged Property, or (ii) the purchase price paid for the Mortgaged Property, provided, however, that in the case of a refinanced Mortgage Loan, such value shall be based solely on the appraisal made in connection with the origination of such Mortgage Loan.

      Assignment of Mortgage: An assignment of the Mortgage, notice of transfer or equivalent instrument in recordable form, sufficient under the laws of the jurisdiction wherein the related Mortgaged Property is located to reflect the sale of the Mortgage to the Purchaser.

      Business Day: Any day other than (i) a Saturday or Sunday, or (ii) a day on which banking and savings and loan institutions in the states where the parties are located are authorized or obligated by law or executive order to be closed.

      Buydown Agreement: An agreement between the Company and a Mortgagor, or an agreement among the Company, a Mortgagor and a seller of a Mortgaged Property or a third party with respect to a Mortgage Loan which provides for the application of Buydown Funds.

      Buydown Funds: In respect of any Buydown Mortgage Loan, any amount contributed by the seller of a Mortgaged Property subject to a Buydown
Mortgage Loan, the buyer of such property, the Company or any other source, plus interest earned thereon, in order to enable the Mortgagor to reduce the payments required to be made from the Mortgagor's funds in the early years of a Mortgage Loan.

      Buydown Mortgage Loan: Any Mortgage Loan in respect of which, pursuant to a Buydown Agreement, (i) the Mortgagor pays less than the full monthly payments specified in the Mortgage Note for a specified period, and (ii) the difference between the payments required under such Buydown Agreement and the Mortgage Note is provided from Buydown Funds.

      Buydown Period: The period of time when a Buydown Agreement is in effect with respect to a related Buydown Mortgage Loan.

      Closing Date:  April 27, 2006.

      Code: The Internal Revenue Code of 1986, as it may be amended from time to time or any successor statute thereto, and applicable U.S. Department of the Treasury regulations issued pursuant thereto.

      Commission:  The United States Securities and Exchange Commission.


                                       2
(page)

      Company: Wells Fargo Bank, N.A., or its successor in interest or assigns, or any successor to the Company under this Agreement appointed as herein provided.

      Company Information:  As defined in Section 9.01(e)(i)(A).

      Condemnation Proceeds: All awards or settlements in respect of a Mortgaged Property, whether permanent or temporary, partial or entire, by exercise of the power of eminent domain or condemnation, to the extent not required to be released to a Mortgagor in accordance with the terms of the related Mortgage Loan Documents.

      Conventional Mortgage Loan: A mortgage or deed of trust not insured or guaranteed under a government program (e.g., FHA or VA).

      Covered Loan: A Mortgage Loan categorized as "Covered" pursuant to the Standard & Poor's Glossary for File Format for LEVELS(R) Version 5.6c, Appendix E, revised January 1, 2006, (excluding New Jersey "Covered Home Loans" as that term is defined in clause (1) of the definition of that term in the New Jersey Home Ownership Security Act of 2002 that are first lien purchase money Mortgage Loans originated between November 26, 2003, and July 7, 2004).

      Custodial  Account:   The  separate  account  or  accounts  created  and
maintained pursuant to Section 4.04.

      Custodial Agreement: The Interim Custody Agreement dated as of November 30, 1999 by and between EMC Mortgage Corporation as Owner, and Wells Fargo Bank, N.A. (formerly known as Wells Fargo Bank Minnesota, N.A.) governing the retention of the originals of each Mortgage Note, Mortgage, Assignment of Mortgage and other Mortgage Loan Documents, annexed hereto as Exhibit C.

      Custodian:   The  custodian  under  the  Custodial  Agreement,   or  its
successor in interest or assigns, or any successor to the Custodian under the Custodial Agreement as provided therein.

      Cut-off Date: April 1, 2006.

      Deleted Mortgage Loan: A Mortgage Loan which is repurchased by the Company in accordance with the terms of this Agreement and which is, in the case of a substitution pursuant to Section 3.03, replaced or to be replaced with a Qualified Substitute Mortgage Loan.

      Depositor: The depositor, as such term is defined in Regulation AB, with respect to any Securitization Transaction.

      Determination Date: The Business Day immediately preceding the related Remittance Date.

      Due Date: The day of the month on which the Monthly Payment is due on a Mortgage Loan, exclusive of any days of grace.


                                       3
(page)

      Due  Period:   With  respect  to  each   Remittance   Date,  the  period
commencing on the second day of the month preceding the month of the Remittance Date and ending in the first day of the month of the Remittance Date.

      Errors  and  Omissions   Insurance   Policy:  An  errors  and  omissions
insurance policy to be maintained by the Company pursuant to Section 4.12.

      Escrow   Account:   The  separate   account  or  accounts   created  and
maintained pursuant to Section 4.06.

      Escrow Payments: With respect to any Mortgage Loan, the amounts constituting ground rents, taxes, assessments, water rates, sewer rents, municipal charges, mortgage insurance premiums, fire and hazard insurance premiums, condominium charges, and any other payments required to be escrowed by the Mortgagor with the mortgagee pursuant to the Mortgage or any other related document.

      Event  of  Default:   Any  one  of  the   conditions  or   circumstances
enumerated in Section 10.01.

      Exchange Act:  The Securities Exchange Act of 1934, as amended.

      Fannie  Mae:  The  Federal  National  Mortgage   Association,   and  its
successors.

      FDIC: The Federal Deposit Insurance Corporation, or any successor thereto.

      FHA:  Federal Housing Administration and its successors.

      Fidelity Bond: A fidelity bond to be maintained by the Company pursuant to Section 4.12.

      First Remittance Date:  May 18, 2006.

      Freddie Mac: The Federal Home Loan Mortgage Corporation, and its successors.

      GNMA:  Government National Mortgage Association and its successors.

      Gross Margin: With respect to each adjustable rate Mortgage Loan, the fixed percentage amount set forth in the related Mortgage Note which is added to the Index in order to determine the related Mortgage Interest Rate, as set forth in the Mortgage Loan Schedule.

      High Cost Loan: A Mortgage Loan classified as (a) a "high cost" loan under the Home Ownership and Equity Protection Act of 1994, (b) a "high cost home," "threshold," "covered," (excluding New Jersey "Covered Home Loans" as that term is defined in clause (1) of the definition of that term in the New Jersey Home Ownership Security Act of 2002 that are first lien purchase money Mortgage Loans originated between November 26, 2003, and July 7, 2004), "high risk home," "predatory" or similar loan under any other applicable state, federal or local law or (c) a Mortgage Loan categorized as "High Cost" pursuant to the Standard & Poor's Glossary for File Format for LEVELS(R) Version 5.6c, Appendix E, revised January 1, 2006.


                                       4
(page)

      HUD: The United States Department of Housing and Urban Development and its successors.

      Index: With respect to any adjustable rate Mortgage Loan, the index identified on the Mortgage Loan Schedule and set forth in the related Mortgage Note for the purpose of calculating the interest thereon.

      Insurance Proceeds: With respect to each Mortgage Loan, proceeds of insurance policies insuring the Mortgage Loan or the related Mortgaged Property.

      LGC: Loan Guaranty Certificate issued by the VA as a guarantee that the federal government will repay to the lender a specified percentage of the loan balance in the event of the borrower's default.

      Liquidation Proceeds: Cash received in connection with the liquidation of a defaulted Mortgage Loan, whether through the sale or assignment of such Mortgage Loan, trustee's sale, foreclosure sale or otherwise, or the sale of the related Mortgaged Property if the Mortgaged Property is acquired in satisfaction of the Mortgage Loan.

      Lender Paid Mortgage Insurance Policy or LPMI Policy: A PMI Policy for which the Company pays all premiums from its own funds, without reimbursement.

      Loan-to-Value Ratio or LTV: With respect to any Mortgage Loan, the ratio of the original loan amount of the Mortgage Loan at its origination (unless otherwise indicated) to the Appraised Value of the Mortgaged Property.

      Master Servicer: With respect to any Securitization Transaction, the "master servicer," if any, identified in the related transaction documents.

      MIC: Mortgage Insurance Certificate issued by HUD/FHA or copy of the FHA Case Query screen print from the FHA Connection as evidence that a mortgage has been insured and that a contract of mortgage insurance exists between HUD/FHA and the lender.

      Monthly Advance: The portion of each Monthly Payment that is delinquent with respect to each Mortgage Loan at the close of business on the Determination Date required to be advanced by the Company pursuant to Section
5.03 on the Business Day immediately preceding the Remittance Date of the related month.

      Monthly  Payment:   The  scheduled  monthly  payment  of  principal  and
interest on a Mortgage Loan.

      Mortgage: The mortgage, deed of trust or other instrument and riders thereto securing a Mortgage Note, which creates a first lien on an unsubordinated  estate in fee simple in real  property  securing  the Mortgage
Note.


                                       5
(page)

      Mortgage File: The items pertaining to a particular Mortgage Loan referred to in Exhibit B annexed hereto, and any additional documents required to be added to the Mortgage File pursuant to this Agreement.

      Mortgage Impairment Insurance Policy: A mortgage impairment or blanket hazard insurance policy as described in Section 4.11.

      Mortgage Interest Rate: The annual rate of interest borne on a Mortgage Note in accordance with the provisions of the Mortgage Note.

      Mortgage Loan: An individual Mortgage Loan which is the subject of this Agreement, each Mortgage Loan originally sold and subject to this Agreement being identified on the Mortgage Loan Schedule, which Mortgage Loan includes without limitation the Mortgage File, the Monthly Payments, Principal Prepayments, Liquidation Proceeds, Condemnation Proceeds, Insurance Proceeds, REO Disposition Proceeds and all other rights, benefits, proceeds and obligations arising from or in connection with such Mortgage Loan.

      Mortgage Loan Documents: With respect to a Mortgage Loan, the original related Mortgage Note with applicable addenda and riders, the original related Mortgage and the originals of any required addenda and riders, the original related Assignment of Mortgage and any original intervening related Assignments of Mortgage, the original related title insurance policy and evidence of the related PMI Policy, MIC or LCG, if any.

      Mortgage Loan Remittance Rate: With respect to each Mortgage Loan, the annual rate of interest remitted to the Purchaser, which shall be equal to the Mortgage Interest Rate minus the Servicing Fee Rate.

      Mortgage Loan Schedule: A schedule of Mortgage Loans annexed hereto as Exhibit A, such schedule setting forth the following information with respect to each Mortgage Loan: (1) the Company's Mortgage Loan number; (2) the city state and zip code of the Mortgaged Property; (3) a code indicating whether the Mortgaged Property is a single family residence, two-family residence, three-family residence, four-family residence, PUD or Condominium; (4) the current Mortgage Interest Rate; (5) the Mortgage Loan Remittance Rate; (6) the current Monthly Payment; (7) the Gross Margin; (8) the original term to maturity; (9) the scheduled maturity date; (10) the principal balance of the Mortgage Loan as of the Cut-off Date after deduction of payments of principal due on or before the Cut-off Date whether or not collected; (11) the Loan-to-Value; (12) the next Adjustment Date; (13) the lifetime Mortgage Interest Rate cap; (14) whether the Mortgage Loan is convertible or not; (15) a code indicating the mortgage guaranty insurance company; (16) code indicating whether the loan is subject to a LPMI Policy; (17) a code indicating whether the Mortgage Loan has balloon payments and (18) the Servicing Fee Rate.

      Mortgage Note: The note or other evidence of the indebtedness of a Mortgagor secured by a Mortgage and riders thereto.


                                       6
(page)

      Mortgaged Property: The real property securing repayment of the debt evidenced by a Mortgage Note.

      Mortgagor:  The obligor on a Mortgage Note.

      Nonrecoverable Advance: Any advance previously made by the Company pursuant to Section 5.03 or any Servicing Advance which, in the good faith judgment of the Company, may not be ultimately recoverable by the Company from Liquidation Proceeds or otherwise. The determination by the Company that it has made a Nonrecoverable Advance, shall be evidenced by an Officer's Certification of the Company delivered to the Purchaser and the Master Servicer and detailing the reasons for such determination.

      Officer's Certificate: A certificate signed by the Chairman of the Board, the Vice Chairman of the Board, the President, a Vice President, an Assistant Vice President, the Treasurer, the Secretary or one of the Assistant Treasurers or Assistant Secretaries of the Company, and delivered to the Purchaser as required by this Agreement.

      Opinion of Counsel: A written opinion of counsel, who may be an employee of the Company, reasonably acceptable to the Purchaser.

      Periodic Interest Rate Cap: As to each adjustable rate Mortgage Loan, the maximum increase or decrease in the Mortgage Interest Rate on any Adjustment Date.

      Person: Any individual, corporation, partnership, joint venture, limited liability company, association, joint-stock company, trust, unincorporated organization, government or any agency or political subdivision thereof.

      PMI Policy: A policy of primary mortgage guaranty insurance issued by a Qualified Insurer, as required by this Agreement with respect to certain Mortgage Loans.

      Prepayment Charge: Any prepayment premium, penalty or charge payable by a Mortgageor in connection with any Principal Prepayment on a Mortgage Loan pursuant to the terms of the related Mortgage Note.

       Prepayment Penalty: Payments calculated pursuant to the underwriting guidelines of the Company and due on a Mortgage Loan as the result of a Principal Prepayment in full of the Mortgage Loan, not otherwise due thereon in respect of principal or interest, which are intended to be a disincentive to prepayment.

      Prime Rate: The prime rate announced to be in effect from time to time, as published as the average rate in The Wall Street Journal.

      Principal Prepayment: Any payment or other recovery of principal on a Mortgage Loan which is received in advance of its scheduled Due Date, including any Prepayment Charge and which is not accompanied by an amount of interest representing scheduled interest due on any date or dates in any month or months subsequent to the month of prepayment.


                                       7
(page)

      Principal Prepayment Period: The month preceding the month in which the related Remittance Date occurs.

      Purchaser: EMC Mortgage Corporation or its successor in interest or any successor to the Purchaser under this Agreement as herein provided.

      Qualified Correspondent: Any Person from which the Company purchased Mortgage Loans, provided that the following conditions are satisfied: (i) such Mortgage Loans were originated pursuant to an agreement between the Company and such Person that contemplated that such person would underwrite mortgage loans from time to time, for sale to the Company, in accordance with underwriting guidelines designated by the Company ("Designated Guidelines") or guidelines that do not vary materially from such Designated Guidelines;
(ii) such Mortgage Loans were in fact underwritten as described in clause (i) above and were acquired by the Company within 180 days after origination;
(iii) either (x) the Designated Guidelines were, at the time such Mortgage Loans were originated, used by the Company in origination of mortgage loans of the same type as the Mortgage Loans for the Company's own account or (y) the Designated Guidelines were, at the time such Mortgage Loans were underwritten, designated by the Company on a consistent basis for use by lenders in originating mortgage loans to be purchased by the Company; and
(iv) the Company employed, at the time such Mortgage Loans were acquired by the Company, pre-purchased or post-purchased quality assurance procedures (which may involve, among other things, review of a sample or mortgage loans purchased during a particular time period or through particular channels) designed to ensure that Persons from which it purchased mortgage loans properly applied the underwriting criteria designated by the Company.

      Qualified Depository: A deposit account or accounts maintained with a federal or state chartered depository institution the deposits in which are insured by the FDIC to the applicable limits and the short-term unsecured debt obligations of which (or, in the case of a depository institution that is a subsidiary of a holding company, the short-term unsecured debt obligations of such holding company) are rated A-1+ by Standard & Poor's Ratings Group or Prime-1 by Moody's Investors Service, Inc. (or a comparable rating if another rating agency is specified by the Purchaser by written notice to the Company) at the time any deposits are held on deposit therein.

      Qualified   Insurer:   A  mortgage   guaranty   insurance  company  duly
authorized and licensed where required by law to transact mortgage guaranty insurance business and approved as an insurer by the Agencies.

      Rating Agencies: Any nationally recognized statistical rating agency, or its successor, including Standard & Poor's Ratings Services, Moody's Investors Service, Inc. and Fitch Ratings.

      Reconstitution:  Any Securitization Transaction or Whole Loan Transfer.

      Reconstitution Agreement: The agreement or agreements entered into by the Company and the Purchaser and/or certain third parties on the Reconstitution Date or Dates with respect to any or all of the Mortgage Loans serviced hereunder, in connection with a Whole Loan Transfer or Securitization Transaction.


                                       8
(page)

      Reconstitution Date: The date on which any or all of the Mortgage Loans serviced under this Agreement may be removed from this Agreement and reconstituted as part of an Agency Sale, Securitization Transaction or Whole Loan Transfer pursuant to Section 9.01 hereof. The Reconstitution Date shall be such date which the Purchaser shall designate.

      Regulation AB: Subpart  229.1100 - Asset Backed  Securities  (Regulation
AB), 17 C.F.R. ss.ss.229.1100-229.1123, as such may be amended from time to time, and subject to such clarification and interpretation as have been provided by the Commission in the adopting release (Asset-Backed Securities, Securities Act Release No. 33-8518, 70 Fed. Reg. 1,506, 1,531 (Jan. 7, 2005)
or by the staff of the Commission, or as may be provided by the Commission or its staff from time to time.

      REMIC: A "real estate mortgage investment conduit" within the meaning of Section 860D of the Code.

      REMIC Provisions: Provisions of the federal income tax law relating to a REMIC, which appear at Section 860A through 860G of Subchapter M of Chapter 1, Subtitle A of the Code, and related provisions, and regulations, rulings or pronouncements promulgated thereunder, as the foregoing may be in effect from time to time.

      Remittance Date: The 18th day (or if such 18th day is not a Business Day, the first Business Day immediately following) of any month, beginning with the First Remittance Date.

      REO Disposition:  The final sale by the Company of any REO Property.

      REO Disposition Proceeds: All amounts received with respect to an REO Disposition pursuant to Section 4.16.

      REO Property: A Mortgaged Property acquired by the Company on behalf of the Purchaser through foreclosure or by deed in lieu of foreclosure, as described in Section 4.16.

      Repurchase Price: Unless agreed otherwise by the Purchaser and the Company, a price equal to (i) the Stated Principal Balance of the Mortgage Loan plus (ii) interest on such Stated Principal Balance at the Mortgage Loan Remittance Rate from the date on which interest has last been paid and distributed to the Purchaser through the last day of the month in which such repurchase takes place, less amounts received or advanced in respect of such repurchased Mortgage Loan which are being held in the Custodial Account for distribution in the month of repurchase.

      Securities Act:  The Securities Act of 1933, as amended.

      Securitization Transaction: Any transaction involving either (a) a sale or other transfer of some or all of the Mortgage Loans directly or indirectly to an issuing entity in connection with an issuance of publicly offered or privately placed, rated or unrated mortgage-backed securities or
(b) an issuance of publicly offered or privately placed, rated or unrated securities, the payments on which are determined primarily by reference to one or more portfolios of residential mortgage loans consisting, in whole or in part, of some or all of the Mortgage Loans.


                                       9
(page)

      Servicer:  As defined in Section 9.01(d)(iii).

      Servicing Advances: All customary, reasonable and necessary "out of pocket" costs and expenses other than Monthly Advances (including reasonable attorney's fees and disbursements) incurred in the performance by the Company of its servicing obligations, including, but not limited to, the cost of (a) the preservation, restoration and protection of the Mortgaged Property, (b) any enforcement or judicial proceedings, including foreclosures, (c) the management and liquidation of any REO Property and (d) compliance with the obligations under Section 4.08 and 4.10.

      Servicing Criteria: The "servicing criteria" set forth in Item 1122(d) of Regulation AB, as such may be amended from time to time.

      Servicing Fee: With respect to each Mortgage Loan, the amount of the annual fee the Purchaser shall pay to the Company, which shall, for a period of one full month, be equal to one-twelfth of the product of (a) the Servicing Fee Rate and (b) the outstanding principal balance of such Mortgage Loan. Such fee shall be payable monthly, computed on the basis of the same principal amount and period respecting which any related interest payment on a Mortgage Loan is received. The obligation of the Purchaser to pay the Servicing Fee is limited to, and the Servicing Fee is payable solely from, the interest portion (including recoveries with respect to interest from Liquidation Proceeds, to the extent permitted by Section 4.05) of such Monthly Payment collected by the Company, or as otherwise provided under
Section 4.05. The Servicing Fee shall not be reduced by the amount of any guaranty fee charged by GNMA.

      Servicing Fee Rate: 0.250% per annum for each Mortgage Loan.

      Servicing File: With respect to each Mortgage Loan, the file retained by the Company consisting of originals of all documents in the Mortgage File which are not delivered to the Custodian and copies of the Mortgage Loan Documents listed in the Custodial Agreement the originals of which are delivered to the Custodian pursuant to Section 2.03.

      Servicing Officer: Any officer of the Company involved in or responsible for the administration and servicing of the Mortgage Loans whose name appears on a list of servicing officers furnished by the Company to the Purchaser upon request, as such list may from time to time be amended.

      Stated Principal Balance: As to each Mortgage Loan, (i) the principal balance of the Mortgage Loan at the Cut-off Date after giving effect to payments of principal due on or before such date, whether or not received, minus (ii) all amounts previously distributed to the Purchaser with respect to the related Mortgage Loan representing payments or recoveries of principal or advances in lieu thereof.


                                       10
(page)

      Static Pool Information: Static pool information as described in Item 1105(a)(1)-(3) and 1105(c) of Regulation AB.

      Subcontractor: Any vendor, subcontractor or other Person that is not responsible for the overall servicing (as "servicing" is commonly understood by participants in the mortgage-backed securities market) of Mortgage Loans but performs one or more discrete functions identified in Item 1122(d) of Regulation AB with respect to Mortgage Loans under the direction or authority of the Company or a Subservicer.

      Subservicer: Any Person that services Mortgage Loans on behalf of the Company or any Subservicer and is responsible for the performance (whether directly or through Subservicers or Subcontractors) of a substantial portion of the material servicing functions required to be performed by the Company under this Agreement or any Reconstitution Agreement that are identified in
Item 1122(d) of Regulation AB.

      Third-Party   Originator:   Each   Person,   other   than  a   Qualified
Correspondent, that originated Mortgage Loans acquired by the Company.

      VA:  The  United  States   Department   of  Veterans   Affairs  and  its
successors.

      Whole Loan Transfer: Any sale or transfer of some or all of the Mortgage Loans by the Purchaser to a third party, which sale or transfer is not a Securitization Transaction or Agency Sale.

      Whole Loan Transfer Date: The date on which any or all of the Mortgage Loans serviced under this Agreement shall be sold by the Purchaser as part of a Whole Loan Transfer pursuant to Section 9.01 hereof.

                                  ARTICLE II

    CONVEYANCE OF MORTGAGE LOANS; POSSESSION OF MORTGAGE FILES; BOOKS AND
             RECORDS; CUSTODIAL AGREEMENT; DELIVERY OF DOCUMENTS

Section 2.01      Conveyance of Mortgage Loans; Possession of Mortgage Files;
            Maintenance of Servicing Files.

      The Company, simultaneously with the execution and delivery of this Agreement, does hereby sell, transfer, assign, set over and convey to the Purchaser, without recourse, but subject to the terms of this Agreement, all the right, title and interest of the Company in and to the Mortgage Loans. Pursuant to Section 2.03, the Company has delivered the Mortgage Loan Documents to the Custodian.


                                       11
(page)

      The contents of each Mortgage File not delivered to the Custodian are and shall be held in trust by the Company for the benefit of the Purchaser as the owner thereof. The Company shall maintain a Servicing File consisting of a copy of the contents of each Mortgage File and the originals of the documents in each Mortgage File not delivered to the Custodian. The possession of each Servicing File by the Company is at the will of the Purchaser for the sole purpose of servicing the related Mortgage Loan, and such retention and possession by the Company is in a custodial capacity only. Upon the sale of the Mortgage Loans the ownership of each Mortgage Note, the related Mortgage and the related Mortgage File and Servicing File shall vest immediately in the Purchaser, and the ownership of all records and documents with respect to the related Mortgage Loan prepared by or which come into the possession of the Company shall vest immediately in the Purchaser and shall be retained and maintained by the Company, in trust, at the will of the Purchaser and only in such custodial capacity. The Company shall release its custody of the contents of any Servicing File only in accordance with written instructions from the Purchaser, unless such release is required as incidental to the Company's servicing of the Mortgage Loans or is in connection with a repurchase of any Mortgage Loan pursuant to Section 3.03 or
6.02. All such costs associated with the release, transfer and re-delivery to the Company shall be the responsibility of the Purchaser.

Section 2.02      Books and Records; Transfers of Mortgage Loans.

      From and after the sale of the Mortgage Loans to the Purchaser all rights arising out of the Mortgage Loans including but not limited to all funds received on or in connection with the Mortgage Loans, shall be received and held by the Company in trust for the benefit of the Purchaser as owner of the Mortgage Loans, and the Company shall retain record title to the related Mortgages for the sole purpose of facilitating the servicing and the supervision of the servicing of the Mortgage Loans.

      The sale of each Mortgage Loan shall be reflected on the Company's balance sheet and other financial statements as a sale of assets by the Company. The Company shall be responsible for maintaining, and shall maintain, a complete set of books and records for each Mortgage Loan which shall be marked clearly to reflect the ownership of each Mortgage Loan by the Purchaser. In particular, the Company shall maintain in its possession, available for inspection by the Purchaser, or its designee, and shall deliver to the Purchaser upon demand, evidence of compliance with all federal, state and local laws, rules and regulations, and requirements of the Agencies, including but not limited to documentation as to the method used in determining the applicability of the provisions of the Flood Disaster Protection Act of 1973, as amended, to the Mortgaged Property, documentation evidencing insurance coverage and eligibility of any condominium project for approval by the Agencies, and periodic inspection reports as required by
Section 4.13. To the extent that original documents are not required for purposes of realization of Liquidation Proceeds or Insurance Proceeds, documents maintained by the Company may be in the form of microfilm or microfiche or such other reliable means of recreating original documents, including but not limited to, optical imagery techniques so long as the Company complies with the requirements of the Fannie Mae Selling and Servicing Guide, as amended from time to time.


                                       12
(page)

      The Company shall maintain with respect to each Mortgage Loan and shall make available for inspection by any Purchaser or its designee the related Servicing File during the time the Purchaser retains ownership of a Mortgage Loan and thereafter in accordance with applicable laws and regulations.

      The Company shall keep at its servicing office books and records in which, subject to such reasonable regulations as it may prescribe, the Company shall note transfers of Mortgage Loans. No transfer of a Mortgage Loan may be made unless such transfer is in compliance with the terms hereof. For the purposes of this Agreement, the Company shall be under no obligation to deal with any person with respect to this Agreement or the Mortgage Loans unless the books and records show such person as the owner of the Mortgage Loan. The Purchaser may, subject to the terms of this Agreement, sell and transfer one or more of the Mortgage Loans. The Purchaser also shall advise the Company of the transfer. Upon receipt of notice of the transfer, the Company shall mark its books and records to reflect the ownership of the Mortgage Loans of such assignee, and shall release the previous Purchaser from its obligations hereunder with respect to the Mortgage Loans sold or transferred. If the Company receives notification of a transfer, including a final loan schedule, less than five (5) Business Days before the last Business Day of the month, the Company's duties to remit and report to the new purchaser(s) as required by Section 5 shall begin with next Due Period.

Section 2.03      Delivery of Documents.

      The  Company  has  delivered  to  the  Custodian   those  Mortgage  Loan
Documents as required by this Agreement with respect to each Mortgage Loan.

      The Custodian has certified its receipt of all such Mortgage Loan Documents required to be delivered pursuant to the Custodial Agreement. The Company will be responsible for fees and expenses with respect to the delivery of those Mortgage Loan Documents required to be delivered pursuant to this Agreement. The Company will be responsible for the fees and expenses related to the recording of the initial Assignment of Mortgage. The Purchaser will be responsible for the fees and expenses of the Custodian.

      After the Closing Date, the Company shall deliver to the Custodian each of the documents described in Exhibit B, not delivered pursuant to the Agreement. Provided however, within 150 days from the Closing Date, the Company shall deliver to the Custodian, the evidence of the MIC or LGC, as applicable, or an Officer's Certificate, which shall (i) state that the MIC or LGC has not been delivered to the Custodian due solely to a delay by the insuring agency, (ii) state the amount of time generally required by the insuring agency to process the evidence of the MIC or LGC, and (iii) specify the date the MIC or LGC will be delivered to the Purchaser. The Company will be required to deliver the evidence of the MIC or LGC to the Custodian by the date specified in (iii) above. An extension of the date specified in (iii) above may be requested from the Custodian, which consent shall not be unreasonably withheld.

      The Company shall forward to the Custodian original documents evidencing an assumption, modification, consolidation or extension of any Mortgage Loan entered into in accordance with Section 4.01 or 6.01 within one week of their execution, provided, however, that the Company shall provide the Custodian with a certified true copy of any such document submitted for recordation within ten (10) days of its execution, and shall provide the original of any document submitted for recordation or a copy of such document certified by the appropriate public recording office to be a true and complete copy of the original within sixty days of its submission for recordation.


                                       13
(page)

      In the event the public recording office is delayed in returning any original document, the Company shall deliver to the Custodian within 240 days of its submission for recordation, a copy of such document and an Officer's Certificate, which shall (i) identify the recorded document; (ii) state that the recorded document has not been delivered to the Custodian due solely to a delay by the public recording office, (iii) state the amount of time generally required by the applicable recording office to record and return a document submitted for recordation, and (iv) specify the date the applicable recorded document will be delivered to the Custodian. The Company will be required to deliver the document to the Custodian by the date specified in
(iv) above. An extension of the date specified in (iv) above may be requested from the Purchaser, which consent shall not be unreasonably withheld.

                                 ARTICLE III

              REPRESENTATIONS AND WARRANTIES REMEDIES AND BREACH

Section 3.01      Company Representations and Warranties.

      The Company hereby represents and warrants to the Purchaser that, as of the Closing Date:

      (a)   Due Organization and Authority.

            The Company is a national banking association duly organized, validly existing and in good standing under the laws of the United States and has all licenses necessary to carry on its business as now being conducted and is licensed, qualified and in good standing in each state where a Mortgaged Property is located if the laws of such state require licensing or qualification in order to conduct business of the type conducted by the Company, and in any event the Company is in compliance with the laws of any such state to the extent necessary to ensure the enforceability of the related Mortgage Loan and the servicing of such Mortgage Loan in accordance with the terms of this Agreement; the Company has the full power and authority to execute and deliver this Agreement and to perform in accordance herewith; the execution, delivery and performance of this Agreement (including all instruments of transfer to be delivered pursuant to this Agreement) by the Company and the consummation of the transactions contemplated hereby have been duly and validly authorized; this Agreement evidences the valid, binding and enforceable obligation of the Company; and all requisite action has been taken by the Company to make this Agreement valid and binding upon the Company in accordance with its terms;


                                       14
(page)

      (b)   Ordinary Course of Business.

            The consummation of the transactions contemplated by this Agreement are in the ordinary course of business of the Company, who is in the business of selling and servicing loans, and the transfer, assignment and conveyance of the Mortgage Notes and the Mortgages by the Company pursuant to this Agreement are not subject to the bulk transfer or any similar statutory provisions in effect in any applicable jurisdiction;

      (c)   No Conflicts.

            Neither the execution and delivery of this Agreement, the acquisition of the Mortgage Loans by the Company, the sale of the Mortgage Loans to the Purchaser or the transactions contemplated hereby, nor the fulfillment of or compliance with the terms and conditions of this Agreement will conflict with or result in a breach of any of the terms, articles of incorporation or by-laws or any legal restriction or any agreement or instrument to which the Company is now a party or by which it is bound, or constitute a default or result in the violation of any law, rule, regulation, order, judgment or decree to which the Company or its property is subject, or impair the ability of the Purchaser to realize on the Mortgage Loans, or impair the value of the Mortgage Loans;

      (d)   Ability to Service.

            The Company is an approved seller/servicer of residential mortgage loans for the Agencies, with the facilities, procedures, and experienced personnel necessary for the sound servicing of mortgage loans of the same type as the Mortgage Loans. The Company is in good standing to sell mortgage loans to and service mortgage loans for the Agencies, and no event has occurred, including but not limited to a change in insurance coverage, which would make the Company unable to comply with the Agencies eligibility requirements or which would require notification to the Agencies;

      (e)   Reasonable Servicing Fee.

            The Company acknowledges and agrees that the Servicing Fee represents reasonable compensation for performing such services and that the entire Servicing Fee shall be treated by the Company, for accounting and tax purposes, as compensation for the servicing and administration of the Mortgage Loans pursuant to this Agreement;

      (f)   Ability to Perform.


                                       15
(page)

            The Company does not believe, nor does it have any reason or cause to believe, that it cannot perform each and every covenant contained in this Agreement. The Company is solvent and the sale of the Mortgage Loans will not cause the Company to become insolvent. The sale of the Mortgage Loans is not undertaken to hinder, delay or defraud any of the Company's creditors;

      (g)   No Litigation Pending.

            There is no action, suit, proceeding or investigation pending or threatened against the Company which, either in any one instance or in the aggregate, may result in any material adverse change in the business, operations, financial condition, properties or assets of the Company, or in any material impairment of the right or ability of the Company to carry on its business substantially as now conducted, or in any material liability on the part of the Company, or which would draw into question the validity of this Agreement or the Mortgage Loans or of any action taken or to be contemplated herein, or which would be likely to impair materially the ability of the Company to perform under the terms of this Agreement;

      (h)   No Consent Required.

            No consent, approval, authorization or order of any court or governmental agency or body is required for the execution, delivery and performance by the Company of or compliance by the Company with this Agreement or the sale of the Mortgage Loans as evidenced by the consummation of the transactions contemplated by this Agreement, or if required, such approval has been obtained prior to the Closing Date;

      (i)   No Untrue Information.

            Neither this Agreement nor any statement, report or other document furnished or to be furnished pursuant to this Agreement or in connection with the transactions contemplated hereby contains any untrue statement of fact or omits to state a fact necessary to make the statements contained therein not misleading;

      (j)   Sale Treatment.

            The Company has determined that the disposition of the Mortgage Loans pursuant to this Agreement will be afforded sale treatment for accounting and tax purposes;

      (k)   No Material Change.

            There has been no material adverse change in the business, operations, financial condition or assets of the Company since the date of the Company's most recent financial statements that would have a material adverse effect on its ability to perform its obligations under this Agreement; and


                                       16
(page)

      (l)   No Brokers' Fees.

            The Company has not dealt with any broker, investment banker, agent or other Person that may be entitled to any commission or compensation in the connection with the sale of the Mortgage Loans.

Section 3.02      Representations   and   Warranties    Regarding   Individual
Mortgage Loans.

      As to each Mortgage Loan, the Company hereby represents and warrants to the Purchaser that as of the Closing Date:

      (a)   Mortgage Loans as Described.

            The information set forth in the Mortgage Loan Schedule attached hereto as Schedule I is true and correct;

      (b)   No Outstanding Charges.

            All taxes, governmental assessments, insurance premiums, water, sewer and municipal charges, which previously became due and owing have been paid, or an escrow of funds has been established for every such item which remains unpaid and which has been assessed but is not yet due and payable;

      (c)   Original Terms Unmodified.

            The terms of the Mortgage Note and Mortgage have not been impaired, waived, altered or modified in any respect, except by a written instrument which has been recorded, if necessary to protect the interests of the Purchaser and which has been delivered to the Custodian. The substance of any such waiver, alteration or modification has been approved by FHA, VA or the issuer of any related PMI policy and the title insurer, to the extent required by the policy, and its terms are reflected on the Mortgage Loan Schedule. No Mortgagor has been released, in whole or in part, except in connection with an assumption agreement approved by the issuer of the guaranty certificate or of any related Primary Mortgage Insurance policy and the title insurer, to the extent required by the policy or Agency guidelines, and which assumption agreement is part of the Mortgage File delivered to the Custodian and the terms of which are reflected in the Mortgage Loan Schedule;

      (d)   No Defenses.

            The Mortgage Loan is not subject to any right of rescission, set-off, counterclaim or defense, including without limitation the defense of usury, nor will the operation of any of the terms of the Mortgage Note or the Mortgage, or the exercise of any right thereunder, render either the Mortgage Note or the Mortgage unenforceable, in whole or in part, or subject to any right of rescission, set-off, counterclaim or defense, including without limitation the defense of usury, and no such right of rescission, set-off, counterclaim or defense has been asserted with respect thereto;


                                       17
(page)

      (e)   No Satisfaction of Mortgage.

            The Mortgage has not been satisfied, canceled, subordinated or rescinded, in whole or in part, and the Mortgaged Property has not been released from the lien of the Mortgage, in whole or in part, nor has any instrument been executed that would effect any such release, cancellation, subordination or rescission;

      (f)   Validity of Mortgage Documents.

            The Mortgage Note and the Mortgage and related documents are genuine, and each is the legal, valid and binding obligation of the maker thereof enforceable in accordance with its terms. All parties to the Mortgage Note and the Mortgage had legal capacity to enter into the Mortgage Loan and to execute and deliver the Mortgage Note and the Mortgage, and the Mortgage Note and the Mortgage have been duly and properly executed by such parties;

      (g)   No Fraud.

            All the documents executed in connection with the Mortgage Loan including, but not limited to, the Mortgage Note and the Mortgage are free of fraud and any misrepresentation, are signed by the persons they purport to be signed by, and witnessed or, as appropriate, notarized by the persons whose signatures appear as witnesses or notaries, and each such document constitutes the valid and binding legal obligation of the signatories and is enforceable in accordance with its terms;

      (h)   Compliance with Applicable Laws.

            Any and all requirements of any applicable federal, state or local law including, without limitation, usury, truth-in-lending, real estate settlement procedures, consumer credit protection, equal credit opportunity, disclosure, or predatory and abuse lending laws applicable to the Mortgage Loan have been complied with, and the Company shall maintain in its possession, available for the Purchaser's inspection, and shall deliver to the Purchaser upon demand, evidence of compliance with all such requirements; All inspections, licenses and certificates required to be made or issued with respect to all occupied portions of the Mortgaged Property and, with respect to the use and occupancy of the same, including but not limited to certificates of occupancy and fire underwriting certificates, have been made or obtained from the appropriate authorities;

      (i)   Location and Type of Mortgaged Property.


                                       18
(page)

            The Mortgaged Property is located in the state identified in the Mortgage Loan Schedule and consists of a contiguous parcel of real property with a detached single family residence erected thereon, or a two- to four-family dwelling, or an individual condominium unit in a condominium project, or a manufactured dwelling, or an individual unit in a planned unit development or a townhouse, provided, however, that any condominium project or planned unit development shall conform to the applicable Agency requirements, or the underwriting guidelines of the Company, regarding such dwellings. As of the respective appraisal date for each Mortgaged Property, any Mortgaged Property being used for commercial purposes conforms to the underwriting guidelines of the Company and, to the best of the Company's knowledge, since the date of such appraisal, no portion of the Mortgaged Property has been used for commercial purposes outside of the Company's underwriting guidelines;

      (j)   Valid First Lien.

            The Mortgage is a valid, subsisting and enforceable first lien on the Mortgaged Property, including all buildings on the Mortgaged Property and all installations and mechanical, electrical, plumbing, heating and air conditioning systems located in or annexed to such buildings, and all additions, alterations and replacements made at any time with respect to the foregoing. The lien of the Mortgage is subject only to:

                  (1)   the  lien  of   current   real   property   taxes  and
                        assessments not yet due and payable;

                  (2) covenants, conditions and restrictions, rights of way, easements and other matters of the public record as of the date of recording acceptable to mortgage lending institutions generally and specifically referred to in the lender's title insurance policy delivered to the originator of the Mortgage Loan and
                        (i) referred to or otherwise considered in the appraisal made for the originator of the Mortgage
                        Loan and (ii) which do not adversely affect the Appraised Value of the Mortgaged Property set forth in such appraisal; and

                  (3) other matters to which like properties are commonly subject which do not materially interfere with the benefits of the security intended to be provided by the mortgage or the use, enjoyment, value or marketability of the related Mortgaged Property.

            Any security agreement, chattel mortgage or equivalent document related to and delivered in connection with the Mortgage Loan establishes and creates a valid, subsisting and enforceable first lien and first priority security interest on the property described therein and the Company has full right to sell and assign the same to the Purchaser.


                                       19
(page)

      (k)   Full Disbursement of Proceeds.

            The proceeds of the Mortgage Loan have been fully disbursed, except for escrows established or created due to seasonal weather conditions, and there is no requirement for future advances thereunder. All costs, fees and expenses incurred in making or closing the Mortgage Loan and the recording of the Mortgage were paid, and the Mortgagor is not entitled to any refund of any amounts paid or due under the Mortgage Note or Mortgage;

      (l)   Ownership.

            The Company is the sole owner of record and holder of the Mortgage Loan and the related Mortgage Note and the Mortgage are not assigned or pledged, and the Company has good and marketable title thereto and has full right and authority to transfer and sell the Mortgage Loan to the Purchaser. The Company is transferring the Mortgage Loan free and clear of any and all encumbrances, liens, pledges, equities, participation interests, claims, charges or security interests of any nature encumbering such Mortgage Loan;

      (m)   Origination/Doing Business.

            The Mortgage Loan was originated by a savings and loan association, a savings bank, a commercial bank, a credit union, an insurance company, or similar institution which is supervised and examined by a federal or state authority or by a mortgagee approved by the Secretary of Housing and Urban Development pursuant to Sections 203 and 211 or the National Housing Act. All parties which have had any interest in the Mortgage Loan, whether as mortgagee, assignee, pledgee or otherwise, are (or, during the period in which they held and disposed of such interest, were)
            (1)  in  compliance   with  any  and  all   applicable   licensing
            requirements of the laws of the state wherein the Mortgaged Property is located, and (2) organized under the laws of such state, or (3) qualified to do business in such state, or (4) federal savings and loan associations or national banks having principal offices in such state, or (5) not doing business in such state;

      (n)   Primary Mortgage Insurance.

            With respect to any Mortgage Loan subject to a PMI Policy or LPMI Policy as indicated on the Mortgage Loan Schedule, all provisions of such PMI Policy or LPMI Policy have been and are being complied with, such policy is in full force and effect, and all premiums due thereunder have been paid. Any Mortgage Loan subject to a PMI Policy or LPMI Policy obligates the Mortgagor or the Company, as applicable, thereunder to maintain the PMI Policy or LPMI Policy and to pay all premiums and charges in connection therewith. The Mortgage Interest Rate for the Mortgage Loan as set forth on the Mortgage Loan Schedule is net of any such insurance premium;


                                       20
(page)

      (o)   FHA Insurance/VA Guaranty.

            Each FHA Mortgage Loan, is fully-insured by the FHA, which insurance is in full force and effect, and the Mortgage Loan is not subject to any defect which would diminish or impair the FHA insurance, and all prior transfers, if any, of the Mortgage Loan have been, and the transactions herein contemplated are, in compliance with the FHA regulations, and no circumstances exist with respect to the FHA Mortgage Loans which would permit the FHA to deny coverage under the FHA insurance; and

            Each VA Mortgage Loan is guaranteed by the VA, which guaranty is in full force and effect, and the Mortgage Loan is not subject to any defect which would diminish or impair the VA guaranty (other than a potential valuation of the mortgaged property), and all prior transfers, if any, of the Mortgage Loan have been, and the transactions herein contemplated are, in compliance with the VA regulations, and no circumstances exist with respect to the VA Mortgage Loan which would permit the VA to deny coverage under the VA guaranty;

      (p)   Title Insurance.

            The Mortgage Loan is covered by an ALTA lender's title insurance policy (or in the case of any Mortgage Loan secured by a Mortgaged Property located in a jurisdiction where such policies are generally not available, an opinion of counsel of the type customarily rendered in such jurisdiction in lieu of title insurance) or other generally acceptable form of policy of insurance acceptable to the Agencies, issued by a title insurer acceptable to the Agencies and qualified to do business in the jurisdiction where the Mortgaged Property is located, insuring the Company, its successors and assigns, as to the first priority lien of the Mortgage in the original principal amount of the Mortgage Loan, subject only to the exceptions contained in clauses (1), (2) and (3) of paragraph (xi) of this Section 3(b). The Company is the sole insured of such lender's title insurance policy, and such lender's title insurance policy is in full force and effect and will be in force and effect upon the consummation of the transactions contemplated by this Agreement. No claims have been made under such lender's title insurance policy, and no prior holder of the Mortgage, including the Company, has done, by act or omission, anything which would impair the coverage of such lender's title insurance policy;

      (q)   No Mechanics' Liens.

            There are no mechanics' or similar liens or claims which have been filed for work, labor or material (and no rights are outstanding that under the law could give rise to such liens) affecting the related Mortgaged Property which are or may be liens prior to, or equal or coordinate with, the lien of the related Mortgage which are not insured against by the Title Insurance policy referenced in Section (p) above;


                                       21
(page)

      (r)   Location of Improvements; No Encroachments.

            Except as insured against by the Title Insurance policy referenced in Section (p) above, all improvements which were considered in determining the Appraised Value of the Mortgaged Property lay wholly within the boundaries and building restriction lines of the Mortgaged Property and no improvements on adjoining properties encroach upon the Mortgaged Property. No improvement located on or being part of the Mortgaged Property is in violation of any applicable zoning law or regulation;

      (s)   Customary Provisions.

            The Mortgage contains customary and enforceable provisions such as to render the rights and remedies of the holder thereof adequate for the realization against the Mortgaged Property of the benefits of the security provided thereby, including, (i) in the case of a Mortgage designated as a deed of trust, by trustee's sale, and (ii) otherwise by judicial foreclosure. There is no homestead or other exemption available to a Mortgagor which would interfere with the right to sell the Mortgaged Property at a trustee's sale or the right to foreclose the Mortgage;

      (t)   Occupancy of the Mortgaged Property.

            As of the date of origination, the Mortgaged Property was lawfully occupied under applicable law.

      (u)   No Additional Collateral.

            The Mortgage Note is not and has not been secured by any collateral, pledged account or other security except the lien of the corresponding Mortgage and the security interest of any applicable security agreement or chattel mortgage referred to in
            (j) above;

      (v)   Deeds of Trust.

            In the event the Mortgage constitutes a deed of trust, a trustee, duly qualified under applicable law to serve as such, has been properly designated and currently so serves and is named in the Mortgage, and no fees or expenses are or will become payable by the Mortgagee to the trustee under the deed of trust, except in connection with a trustee's sale after default by the Mortgagor;

      (w)   Transfer of Mortgage Loans.

            The   Assignment  of  Mortgage  is  in  recordable   form  and  is
            acceptable for recording under the laws of the jurisdiction in which the Mortgaged Property is located;


                                       22
(page)

      (x)   Mortgaged Property Undamaged.

            The Mortgaged Property is undamaged by water, fire, earthquake or earth movement, windstorm, flood, tornado or other casualty so as to affect adversely the value of the Mortgaged Property as security for the Mortgage Loan or the use for which the premises was intended;

      (y)   Collection Practices; Escrow Deposits.

            The origination and collection practices used with respect to the Mortgage Loan have been in accordance with Accepted Servicing Practices, and have been in all material respects legal and proper. All Escrow Items have been collected in full compliance with state and federal law. An escrow of funds is not prohibited by applicable law and has been established to pay for every item that remains unpaid and has been assessed but is not yet due and payable. No escrow deposits or Escrow Items or other charges or payments due the Company have been capitalized under the Mortgage Note;

      (z)   No Condemnation.

            To the best of Company's knowledge, there is no proceeding pending or threatened for the total or partial condemnation of the related Mortgaged Property;

      (aa)  The Appraisal.

            The Mortgage File contains an appraisal of the related Mortgaged Property by an appraiser who had no interest, direct or indirect, in the Mortgaged Property or in any loan made on the security thereof; and whose compensation is not affected by the approval or disapproval of the Mortgage Loan, and the appraisal and the appraiser both satisfy the applicable requirements of Title XI of the Financial Institution Reform, Recovery, and Enforcement Act of 1989 and the regulations promulgated thereunder, all as in effect on the date the Mortgage Loan was originated;

      (bb)  Insurance.

            The Mortgaged Property securing each Mortgage Loan is insured by an insurer acceptable to the Agencies against loss by fire and such hazards as are covered under a standard extended coverage endorsement, in an amount which is at least equal to the lesser of (i) 100% of the insurable value, on a replacement cost basis, of the improvements on the related Mortgaged Property, and the outstanding principal balance of the Mortgage Loan, but in no event less and (ii) the greater of (a) the outstanding principal balance of the Mortgage Loan or (b) an amount such that the proceeds of such insurance shall be sufficient to prevent the application to the Mortgagor or the loss payee of any coinsurance clause under the policy. If the Mortgaged Property is a condominium unit, it is included under the coverage afforded by a blanket policy for the project; the insurance policy contains a standard clause naming the originator of such mortgage loan, its successor and assigns, as insured mortgagee; if upon origination of the Mortgage Loan, the improvements on the Mortgaged Property were in an area identified in the Federal Register by the Federal Emergency Management Agency as having special flood hazards, a flood insurance policy meeting the requirements of the current guidelines of the Federal Insurance Administration is in effect with a generally acceptable insurance carrier, in an amount representing coverage not less than the least of (A) the outstanding principal balance of the Mortgage Loan, (B) the full insurable value and (C) the maximum amount of insurance which was available under the Flood Disaster Protection Act of 1973, as amended; and the Mortgage obligates the mortgagor thereunder to maintain all such insurance at the mortgagor's cost and expense and the Company has not acted or failed to act so as to impair the coverage of any such insurance policy or the validity, binding effect and enforceability thereof.


                                       23
(page)

      (cc)  Servicemembers Civil Relief Act.

            The Mortgagor has not notified the Company, and the Company has no knowledge of any relief requested or allowed to the Mortgagor under the Servicemembers Civil Relief Act, as amended.

      (dd)  No Violation of Environmental Laws.

            There is no pending action or proceeding directly involving any Mortgaged Property of which the Company is aware in which compliance with any environmental law, rule or regulation is an issue; and to the best of the Company's knowledge nothing further remains to be done to satisfy in full all requirements of each such law, rule or regulation constituting a prerequisite to use and enjoyment of said property.

      (ee)  HOEPA/HIGH COST.

            No Mortgage Loan is a High Cost Loan or Covered Loan.

      (ff)  Prepayment Penalty.

            With respect to each Mortgage Loan that has a prepayment penalty feature, each such prepayment penalty shall be enforceable and will be enforced by the Company for the benefit of the Purchaser, and each prepayment penalty shall be permitted pursuant to federal, state and local law. Each such prepayment penalty is in an amount equal to the maximum amount permitted under applicable law and no such prepayment penalty may be imposed for a term in excess of three (3) years with respect to Mortgage Loans originated on or after October 1, 2002.

      (gg)  Georgia Fair Lending Act.


                                       24
(page)

            There is no Mortgage Loan that was originated on or after October 1, 2002 and before March 7, 2003 which is secured by property located in the State of Georgia.

      (hh)  Buydown Mortgage Loans.

            With  respect  to each  Mortgage  Loan that is a Buydown  Mortgage
            Loan:

            (i) On or before the date of origination of such Mortgage Loan, the Company and the Mortgagor, or the Company, the Mortgagor and the seller of the Mortgaged Property or a third party entered into a Buydown Agreement. The Buydown Agreement provides that the seller of the Mortgaged Property (or third party) shall deliver to the Company temporary Buydown Funds in an amount equal to the aggregate undiscounted amount of payments that, when added to the amount the Mortgagor on such Mortgage Loan is obligated to pay on each Due Date in accordance with the terms of the Buydown Agreement, is equal to the full scheduled Monthly Payment due on such Mortgage Loan. The temporary Buydown Funds enable the Mortgagor to qualify for the Buydown Mortgage Loan. The effective interest rate of a Buydown
                  Mortgage Loan if less than the interest rate set forth in the related Mortgage Note will increase within the Buydown Period as provided in the related Buydown Agreement so that the effective interest rate will be equal to the interest rate as set forth in the related Mortgage Note. The Buydown Mortgage Loan satisfies the requirements of Fannie Mae or Freddie Mac guidelines or the underwriting guidelines of the Company;

            (ii) The Mortgage and Mortgage Note reflect the permanent payment terms rather than the payment terms of the Buydown Agreement. The Buydown Agreement provides for the payment by the Mortgagor of the full amount of the Monthly Payment on any Due Date that the Buydown Funds are available. The Buydown Funds were not used to reduce the original principal balance of the Mortgage Loan or to increase the Appraised Value of the Mortgage Property when calculating the Loan-to-Value Ratios for purposes of the Agreement and, if the Buydown Funds were provided by the Company and if required under Fannie Mae or Freddie Mac guidelines, the terms of the Buydown Agreement were disclosed to the appraiser of the Mortgaged Property;

            (ii) The Buydown Funds may not be refunded to the Mortgagor unless the Mortgagor makes a principal payment for the outstanding balance of the Mortgage Loan;


                                       25
(page)

            (iv) As of the date of origination of the Mortgage Loan, the provisions of the related Buydown Agreement complied with the requirements of Fannie Mae or Freddie Mac regarding buydown agreements.

Section 3.03 Repurchase.

      It is understood and agreed that the representations and warranties set forth in Sections 3.01 and 3.02 shall survive the sale of the Mortgage Loans to the Purchaser and the delivery of the Mortgage Loan Documents to the Custodian and shall inure to the benefit of the Purchaser, notwithstanding any restrictive or qualified endorsement on any Mortgage Note or Assignment of Mortgage or the examination or failure to examine any Mortgage File. Upon discovery by either the Company or the Purchaser of a breach of any of the foregoing representations and warranties which materially and adversely affects the value of the Mortgage Loans or the interest of the Purchaser (or which materially and adversely affects the interests of Purchaser in the related Mortgage Loan in the case of a representation and warranty relating to a particular Mortgage Loan), the party discovering such breach shall give prompt written notice to the other.

      Within 90 days of the earlier of either discovery by or notice to the Company of any breach of a representation or warranty which materially and adversely affects the value of the Mortgage Loans, the Company shall use its best efforts promptly to cure such breach in all material respects and, if such breach cannot be cured, the Company shall, at the Purchaser's option, repurchase such Mortgage Loan at the Repurchase Price. In the event that a breach shall involve any representation or warranty set forth in Section 3.01, and such breach cannot be cured within 90 days of the earlier of either discovery by or notice to the Company of such breach, all of the Mortgage Loans shall, at the Purchaser's option, be repurchased by the Company at the Repurchase Price. Any repurchase of a Mortgage Loan or Loans pursuant to the foregoing provisions of this Section 3.03 shall be accomplished by deposit in the Custodial Account of the amount of the Repurchase Price for distribution to Purchaser on the Remittance Date immediately following the Principal Prepayment Period in which such Repurchase Price is received, after deducting therefrom any amount received in respect of such repurchased Mortgage Loan or Loans and being held in the Custodial Account for future distribution.

      At the time of repurchase or substitution, the Purchaser and the Company shall arrange for the reassignment of the repurchased Mortgage Loan to the Company and the delivery to the Company of any documents held by the Custodian relating to the repurchased Mortgage Loan. In the event of a repurchase, the Company shall, simultaneously with such reassignment, give written notice to the Purchaser that such repurchase has taken place, amend the Mortgage Loan Schedule to reflect the withdrawal of the repurchased Mortgage Loan from this Agreement.

      In addition to such repurchase obligation, the Company shall indemnify the Purchaser and hold it harmless against any losses, damages, penalties, fines, forfeitures, reasonable and necessary legal fees and related costs, judgments, and other costs and expenses resulting from any claim, demand, defense or assertion based on or grounded upon, or resulting from, a breach of the Company representations and warranties contained in this Agreement. It is understood and agreed that the obligations of the Company set forth in this Section 3.03 to cure, substitute for or repurchase a defective Mortgage Loan and to indemnify the Purchaser as provided in this Section 3.03 constitute the sole remedies of the Purchaser respecting a breach of the foregoing representations and warranties.


                                       26
(page)

      Any cause of action against the Company relating to or arising out of the breach of any representations and warranties made in Sections 3.01 and
3.02 shall accrue as to any Mortgage Loan upon (i) discovery of such breach by the Purchaser or notice thereof by the Company to the Purchaser, (ii) failures by the Company to cure such breach or repurchase such Mortgage Loan as specified above, and (iii) demand upon the Company by the Purchaser for compliance with this Agreement.

                                  ARTICLE IV

                ADMINISTRATION AND SERVICING OF MORTGAGE LOANS

Section 4.01      Company to Act as Servicer.

      The Company, as an independent contractor, shall service and administer the Mortgage Loans and shall have full power and authority, acting alone or through the utilization of a Subservicer or a Subcontractor, to do any and all things in connection with such servicing and administration which the Company may deem necessary or desirable, consistent with the terms of this Agreement and with Accepted Servicing Practices. The Company shall service the Mortgage Loans in accordance with the guidelines of the applicable governing Agency, including the Federal Housing Administration for FHA loans or the Veteran's Administration for VA loans, and shall comply with all the rules and regulations as set forth by each applicable agency. The Company
shall  be  responsible   for  any  and  all  acts  of  a  Subservicer   and  a
Subcontractor, and the Company's utilization of a Subservicer or Subcontractor shall in no way relieve the liability of the Company under this Agreement.

      Consistent with the terms of this Agreement and any applicable Agency guidelines, the Company may waive, modify or vary any term of any Mortgage Loan or consent to the postponement of strict compliance with any such term or in any manner grant indulgence to any Mortgagor if in the Company's reasonable and prudent determination such waiver, modification, postponement or indulgence is not materially adverse to the Purchaser and will not result in the impairment of coverage under any PMI Policy, the MIC or LGC. Provided, however, no such modification shall reduce the mortgage interest rate below the Company's prevailing market rate for similar loans in affect as of the date of modification. In the event of any such modification which permits the deferral of interest or principal payments on any Mortgage Loan, the Company shall disburse on the following Remittance Date, from its own funds, the difference between (a) such month's principal and one month's interest at the Mortgage Loan Remittance Rate on the unpaid principal balance of such Mortgage Loan for any Monthly Payment received or deferred and (b) the amount paid by the Mortgagor, if any. Without limiting the generality of the foregoing, the Company shall continue, and is hereby authorized and empowered, to execute and deliver on behalf of itself and the Purchaser, all instruments of satisfaction or cancellation, or of partial or full release, discharge and all other comparable instruments, with respect to the Mortgage Loans and with respect to the Mortgaged Properties. If reasonably required by the Company, the Purchaser shall furnish the Company with any powers of attorney and other documents necessary or appropriate to enable the Company to carry out its servicing and administrative duties under this Agreement.


                                       27
(page)

      In servicing and administering the Mortgage Loans, the Company shall employ procedures (including collection procedures) and exercise the same care that it customarily employs and exercises in servicing and administering mortgage loans for its own account, giving due consideration to Accepted Servicing Practices where such practices do not conflict with the requirements of this Agreement, and the Purchaser's reliance on the Company.

Section 4.02      Liquidation of Mortgage Loans.

      In the event that any payment due under any Mortgage Loan and not postponed pursuant to Section 4.01 is not paid when the same becomes due and payable, or in the event the Mortgagor fails to perform any other covenant or obligation under the Mortgage Loan and such failure continues beyond any applicable grace period, the Company shall take such action as (1) the Company would take under similar circumstances with respect to a similar mortgage loan held for its own account for investment, (2) shall be consistent with Accepted Servicing Practices, (3) the Company shall determine prudently to be in the best interest of Purchaser, and (4) is consistent with any related PMI Policy. In the event that any payment due under any Mortgage Loan is not postponed pursuant to Section 4.01 and remains delinquent for a period of 90 days or any other default continues for a period of 90 days beyond the expiration of any grace or cure period, the Company shall commence foreclosure proceedings. In such connection, the Company shall from its own funds make all necessary and proper Servicing Advances, provided, however, that the Company shall not be required to expend its own funds in connection with any foreclosure or towards the restoration or preservation of any Mortgaged Property, unless it shall determine (a) that such preservation, restoration and/or foreclosure will increase the proceeds of liquidation of the Mortgage Loan to Purchaser after reimbursement to itself for such expenses and (b) that such expenses will be recoverable by it either through Liquidation Proceeds (respecting which it shall have priority for purposes of withdrawals from the Custodial Account pursuant to Section 4.05) or through Insurance Proceeds (respecting which it shall have similar priority).

      Notwithstanding anything to the contrary contained herein, in connection with a foreclosure or acceptance of a deed in lieu of foreclosure, in the event the Company has reasonable cause to believe that a Mortgaged Property is contaminated by hazardous or toxic substances or wastes, or if the Purchaser otherwise requests an environmental inspection or review of such Mortgaged Property, such an inspection or review is to be conducted by a qualified inspector. The cost for such inspection or review shall be borne by the Purchaser. Upon completion of the inspection or review, the Company shall promptly provide the Purchaser with a written report of the environmental inspection.

      After reviewing the environmental inspection report, the Purchaser shall determine how the Company shall proceed with respect to the Mortgaged Property. In the event (a) the environmental inspection report indicates that the Mortgaged Property is contaminated by hazardous or toxic substances or wastes and (b) the Purchaser directs the Company to proceed with foreclosure or acceptance of a deed in lieu of foreclosure, the Company shall be reimbursed for all reasonable costs associated with such foreclosure or acceptance of a deed in lieu of foreclosure and any related environmental clean up costs, as applicable, from the related Liquidation Proceeds, or if the Liquidation Proceeds are insufficient to fully reimburse the Company, the Company shall be entitled to be reimbursed from amounts in the Custodial Account pursuant to Section 4.05 hereof. In the event the Purchaser directs the Company not to proceed with foreclosure or acceptance of a deed in lieu of foreclosure, the Company shall be reimbursed for all Servicing Advances made with respect to the related Mortgaged Property from the Custodial Account pursuant to Section 4.05 hereof.


                                       28
(page)

Section 4.03      Collection of Mortgage Loan Payments.

      Continuously from the date hereof until the principal and interest on all Mortgage Loans are paid in full, the Company shall proceed diligently to collect all payments due under each of the Mortgage Loans when the same shall become due and payable and shall take special care in ascertaining and estimating Escrow Payments and all other charges that will become due and payable with respect to the Mortgage Loan and the Mortgaged Property, to the end that the installments payable by the Mortgagors will be sufficient to pay such charges as and when they become due and payable. The Company shall not waive any Prepayment Charge unless: (i) the enforceability thereof shall have been limited by bankruptcy, insolvency, moratorium, receivership and other similar laws relating to creditors' rights generally, (ii) the enforcement thereof is illegal, or any local, state or federal agency has threatened legal action if the prepayment penalty is enforced, (iii) the mortgage debt has been accelerated in connection with a foreclosure or other involuntary payment or (iv) such waiver is standard and customary in servicing similar Mortgage Loans and relates to a default or a reasonably foreseeable default and would, in the reasonable judgment of the Company, maximize recovery of total proceeds taking into account the value of such Prepayment Charge and the related Mortgage Loan. If a Prepayment Charge is waived, but does not meet the standards described above, then the Company is required to pay the amount of such waived Prepayment Charge by remitting such amount to the Purchaser by the Remittance Date.

Section 4.04      Establishment of and Deposits to Custodial Account.

      The Company shall segregate and hold all funds collected and received pursuant to a Mortgage Loan separate and apart from any of its own funds and general assets and shall establish and maintain one or more Custodial Accounts, in the form of time deposit or demand accounts, titled "Wells Fargo Bank, N.A. in trust for the Purchaser and/or subsequent purchasers of Residential Mortgage Loans, - P & I." The Custodial Account shall be established with a Qualified Depository. Upon request of the Purchaser and within ten (10) days thereof, the Company shall provide the Purchaser with written confirmation of the existence of such Custodial Account. Any funds deposited in the Custodial Account shall at all times be insured to the fullest extent allowed by applicable law. Funds deposited in the Custodial Account may be drawn on by the Company in accordance with Section 4.05.

      The Company shall deposit in the Custodial Account within two (2) Business Days of the Company's receipt, and retain therein, the following collections received by the Company and payments made by the Company after the Cut-off Date, other than payments of principal and interest due on or before the Cut-off Date, or received by the Company prior to the Cut-off Date but allocable to a period subsequent thereto:


                                       29
(page)

      (i) all payments on account of principal on the Mortgage Loans, including all Principal Prepayments;

      (ii) all payments on account of interest on the Mortgage Loans adjusted to the Mortgage Loan Remittance Rate;

      (iii) all Liquidation Proceeds;

      (iv) all Insurance Proceeds including amounts required to be deposited pursuant to Section 4.10 (other than proceeds to be held in the Escrow Account and applied to the restoration or repair of the Mortgaged Property or released to the Mortgagor in accordance with Section 4.14), Section 4.11 and Section 4.15;

      (v)   all   Condemnation   Proceeds   which  are  not   applied  to  the
            restoration or repair of the Mortgaged Property or released to the Mortgagor in accordance with Section 4.14;

      (vi) any amount required to be deposited in the Custodial Account pursuant to Section 4.01, 5.03, 6.01 or 6.02;

      (vii) any amounts payable in connection with the repurchase of any Mortgage Loan pursuant to Section 3.03 and all amounts required to be deposited by the Company in connection with a shortfall in principal amount of any Qualified Substitute Mortgage Loan pursuant to Section 3.03;

     (viii) with respect to each Principal Prepayment an amount (to be paid by the Company out of its funds) which, when added to all amounts allocable to interest received in connection with the Principal Prepayment, equals one month's interest on the amount of principal so prepaid at the Mortgage Loan Remittance Rate;

      (ix)  any amounts  required to be deposited  by the Company  pursuant to
            Section 4.11 in connection with the deductible clause in any blanket hazard insurance policy;

      (x) any amounts received with respect to or related to any REO Property and all REO Disposition Proceeds pursuant to Section 4.16; and

      (xi) with respect to each Buydown Mortgage Loan an amount from the Buydown Account (or Escrow Account) that when added to the amount received from the Mortgagor for such month equal the full Monthly Payment due under the related Mortgage Note.

      The foregoing requirements for deposit into the Custodial Account shall be exclusive, it being understood and agreed that, without limiting the generality of the foregoing, payments in the nature of late payment charges and assumption fees, to the extent permitted by Section 6.01, need not be deposited by the Company into the Custodial Account. Any interest paid on funds deposited in the Custodial Account by the depository institution shall accrue to the benefit of the Company and the Company shall be entitled to retain and withdraw such interest from the Custodial Account pursuant to
Section 4.05.


                                       30
(page)

Section 4.05      Permitted Withdrawals From Custodial Account.

      The Company shall, from time to time, withdraw funds from the Custodial Account for the following purposes:

      (i) to make payments to the Purchaser in the amounts and in the manner provided for in Section 5.01;

      (ii) to reimburse itself for Monthly Advances of the Company's funds made pursuant to Section 5.03, the Company's right to reimburse itself pursuant to this subclause (ii) being limited to amounts received on the related Mortgage Loan which represent late payments of principal and/or interest respecting which any such advance was made, it being understood that, in the case of any such reimbursement, the Company's right thereto shall be prior to the rights of Purchaser, except that, where the Company is required to repurchase a Mortgage Loan pursuant to Section 3.03 or 6.02, the Company's right to such reimbursement shall be subsequent to the payment to the Purchaser of the Repurchase Price pursuant to such sections and all other amounts required to be paid to the Purchaser with respect to such Mortgage Loan;

      (iii) to reimburse itself for unreimbursed Servicing Advances, and for any unpaid Servicing Fees, the Company's right to reimburse itself pursuant to this subclause (iii) with respect to any Mortgage Loan being limited to related Liquidation Proceeds, Condemnation Proceeds, Insurance Proceeds and such other amounts as may be collected by the Company from the Mortgagor or otherwise relating to the Mortgage Loan, it being understood that, in the case of any such reimbursement, the Company's right thereto shall be prior to the rights of Purchaser, except that where the Company is required to repurchase a Mortgage Loan pursuant to Section 3.03 or 6.02, in which case the Company's right to such reimbursement shall be subsequent to the payment to the Purchaser of the Repurchase Price pursuant to such sections and all other amounts required to be paid to the Purchaser with respect to such Mortgage Loan;

      (iv)  to pay  itself  interest  on  funds  deposited  in  the  Custodial
            Account;

      (v) to reimburse itself for expenses incurred and reimbursable to it pursuant to Section 8.01;

      (vi) to pay any amount required to be paid pursuant to Section 4.16 related to any REO Property, it being understood that, in the case of any such expenditure or withdrawal related to a particular REO Property, the amount of such expenditure or withdrawal from the Custodial Account shall be limited to amounts on deposit in the Custodial Account with respect to the related REO Property;


                                       31
(page)

      (vii) to  reimburse  itself for any  Servicing  Advances or REO expenses
            after   liquidation  of  the  Mortgaged   Property  not  otherwise
            reimbursed above;

     (viii) to remove funds inadvertently placed in the Custodial Account by the Company;

      (ix) to clear and terminate the Custodial Account upon the termination of this Agreement; and

      (x)   to reimburse itself for any Nonrecoverable Advances.

      In the event that the Custodial Account is interest bearing, on each Remittance Date, the Company shall withdraw all funds from the Custodial Account except for those amounts which, pursuant to Section 5.01, the Company is not obligated to remit on such Remittance Date. The Company may use such withdrawn funds only for the purposes described in this Section 4.05.

Section 4.06      Establishment of and Deposits to Escrow Account.

      The Company shall segregate and hold all funds collected and received pursuant to a Mortgage Loan constituting Escrow Payments separate and apart from any of its own funds and general assets and shall establish and maintain one or more Escrow Accounts, in the form of time deposit or demand accounts, titled, "Wells Fargo Bank, N.A., in trust for the Purchaser and/or subsequent purchasers of Mortgage Loans, and various Mortgagors - T & I." The Escrow Accounts shall be established with a Qualified Depository, in a manner which shall provide maximum available insurance thereunder. Upon request of the Purchaser and within ten (10) days thereof, the Company shall provide the Purchaser with written confirmation of the existence of such Escrow Account. Funds deposited in the Escrow Account may be drawn on by the Company in accordance with Section 4.07.

      The Company shall deposit in the Escrow  Account or Accounts  within two
(2) Business Days of Company's receipt and retain therein:

      (i) all Escrow Payments collected on account of the Mortgage Loans, for the purpose of effecting timely payment of any such items as required under the terms of this Agreement;

      (ii)  all  amounts  representing   Insurance  Proceeds  or  Condemnation
            Proceeds which are to be applied to the restoration or repair of any Mortgaged Property;
      (iii) all payments on account of Buydown Funds; and

      (iv) all Servicing Advances for Mortgagors whose Escrow Payments are insufficient to cover escrow disbursements.


                                       32
(page)

      The Company shall make withdrawals from the Escrow Account only to effect such payments as are required under this Agreement, as set forth in
Section 4.07. The Company shall be entitled to retain any interest paid on funds deposited in the Escrow Account by the depository institution, other than interest on escrowed funds required by law to be paid to the Mortgagor. To the extent required by law, the Company shall pay interest on escrowed funds to the Mortgagor notwithstanding that the Escrow Account may be non-interest bearing or that interest paid thereon is insufficient for such purposes.

Section 4.07      Permitted Withdrawals From Escrow Account.

      Withdrawals from the Escrow Account or Accounts may be made by the Company only:

      (i) to effect timely payments of ground rents, taxes, assessments, water rates, mortgage insurance premiums, condominium charges, fire and hazard insurance premiums or other items constituting Escrow Payments for the related Mortgage;

      (ii) to reimburse the Company for any Servicing Advances made by the Company pursuant to Section 4.08 or Section 4.10 with respect to a related Mortgage Loan, but only from amounts received on the related Mortgage Loan which represent late collections of Escrow Payments thereunder;

      (iii) to refund to any Mortgagor any funds found to be in excess of the amounts required under the terms of the related Mortgage Loan;

      (iv) for transfer to the Custodial Account and application to reduce the principal balance of the Mortgage Loan in accordance with the terms of the related Mortgage and Mortgage Note;

      (v)   for   application  to  restoration  or  repair  of  the  Mortgaged
            Property in  accordance  with the  procedures  outlined in Section
            4.14;

      (vi) to pay to the Company, or any Mortgagor to the extent required by law, any interest paid on the funds deposited in the Escrow Account;

      (vii) to remove funds inadvertently placed in the Escrow Account by the Company;

     (viii) to remit to Purchaser payments on account of Buydown Funds as applicable;

      (ix) to clear and terminate the Escrow Account on the termination of this Agreement; and

      (x) to transfer payment on account of Buydown Funds to the Custodial Account.

Section 4.08      Payment of Taxes, Insurance and Other Charges.


                                       33
(page)

      With respect to each Mortgage Loan, the Company shall maintain accurate records reflecting the status of ground rents, taxes, assessments, water rates, sewer rents, and other charges which are or may become a lien upon the Mortgaged Property and the status of PMI Policy premiums and fire and hazard insurance coverage and shall obtain, from time to time, all bills for the payment of such charges (including renewal premiums) and shall effect payment thereof prior to the applicable penalty or termination date, employing for such purpose deposits of the Mortgagor in the Escrow Account which shall have been estimated and accumulated by the Company in amounts sufficient for such purposes, as allowed under the terms of the Mortgage. The Company assumes full responsibility for the timely payment of all such bills and shall effect timely payment of all such charges irrespective of each Mortgagor's faithful performance in the payment of same or the making of the Escrow Payments, and the Company shall make advances from its own funds to effect such payments.

Section 4.09      Protection of Accounts.

      The Company may transfer the Custodial Account or the Escrow Account to a different Qualified Depository from time to time.

Section 4.10      Maintenance of Hazard Insurance.

      The Company shall cause to be maintained for each Mortgage Loan hazard insurance such that all buildings upon the Mortgaged Property are insured by an insurer acceptable to the Agencies, against loss by fire, hazards of extended coverage and such other hazards as are customary in the area where the Mortgaged Property is located, in an amount which is at least equal to the lesser of (i) 100 % of the insurable value, on a replacement cost basis, of the improvements on the related Mortgaged Property, and (ii) the greater of (a) the outstanding principal balance of the Mortgage Loan or (b) an amount such that the proceeds of such insurance shall be sufficient to prevent the application to the Mortgagor or the loss payee of any coinsurance clause under the policy. In the event a hazard insurance policy shall be in danger of being terminated, or in the event the insurer shall cease to be acceptable to the Agencies, the Company shall notify the Purchaser and the related Mortgagor, and shall use its best efforts, as permitted by applicable law, to obtain from another Qualified Insurer a replacement hazard insurance policy substantially and materially similar in all respects to the original policy. In no event, however, shall a Mortgage Loan be without a hazard insurance policy at any time, subject only to Section 4.11 hereof.

      If upon origination of the Mortgage Loan, the related Mortgaged Property was located in an area identified by the Flood Emergency Management Agency as having special flood hazards (and such flood insurance has been made available) a flood insurance policy meeting the requirements of the current guidelines of the Federal Insurance Administration is in effect with a generally acceptable insurance carrier acceptable to the Agencies, in an amount representing coverage equal to the lesser of (i) the minimum amount required, under the terms of coverage, to compensate for any damage or loss on a replacement cost basis (or the unpaid balance of the mortgage if replacement cost coverage is not available for the type of building insured) and (ii) the maximum amount of insurance which is available under the Flood Disaster Protection Act of 1973, as amended. If at any time during the term of the Mortgage Loan, the Company determines in accordance with applicable law that a Mortgaged Property is located in a special flood hazard area and is not covered by flood insurance or is covered in an amount less than the amount required by the Flood Disaster Protection Act of 1973, as amended, the Company shall notify the related Mortgagor that the Mortgagor must obtain such flood insurance coverage, and if said Mortgagor fails to obtain the required flood insurance coverage within forty-five (45) days after such notification, the Company shall immediately force place the required flood insurance on the Mortgagor's behalf.


                                       34
(page)

      If a Mortgage is secured by a unit in a condominium project, the Company shall verify that the coverage required of the owner's association, including hazard, flood, liability, and fidelity coverage, is being maintained in accordance with then current Agency requirements, and secure from the owner's association its agreement to notify the Company promptly of any change in the insurance coverage or of any condemnation or casualty loss that may have a material effect on the value of the Mortgaged Property as security.

      In the event that any Purchaser or the Company shall determine that the Mortgaged Property should be insured against loss or damage by hazards and risks not covered by the insurance required to be maintained by the Mortgagor pursuant to the terms of the Mortgage, the Company shall communicate and consult with the Mortgagor with respect to the need for such insurance and bring to the Mortgagor's attention the required amount of coverage for the Mortgaged Property and if the Mortgagor does not obtain such coverage, the Company shall immediately force place the required coverage on the Mortgagor's behalf.

      All policies required hereunder shall name the Company as loss payee and shall be endorsed with standard or union mortgagee clauses, without contribution, which shall provide for at least 30 days prior written notice of any cancellation, reduction in amount or material change in coverage.

      The Company shall not interfere with the Mortgagor's freedom of choice in selecting either his insurance carrier or agent, provided, however, that the Company shall not accept any such insurance policies from insurance companies unless such companies are acceptable to the applicable Agency and are licensed to do business in the jurisdiction in which the Mortgaged Property is located. The Company shall determine that such policies provide sufficient risk coverage and amounts, that they insure the property owner, and that they properly describe the property address.

      Pursuant to Section 4.04, any amounts collected by the Company under any such policies (other than amounts to be deposited in the Escrow Account and applied to the restoration or repair of the related Mortgaged Property, or property acquired in liquidation of the Mortgage Loan, or to be released to the Mortgagor, in accordance with the Company's normal servicing procedures as specified in Section 4.14) shall be deposited in the Custodial Account subject to withdrawal pursuant to Section 4.05.

Section 4.11      Maintenance of Mortgage Impairment Insurance.


                                       35
(page)

      In the event that the Company shall obtain and maintain a blanket policy insuring against losses arising from fire and hazards covered under extended coverage on all of the Mortgage Loans, then, to the extent such policy provides coverage in an amount equal to the amount required pursuant to Section 4.10 and otherwise complies with all other requirements of Section 4.10, it shall conclusively be deemed to have satisfied its obligations as set forth in Section 4.10. The Company shall prepare and make any claims on the blanket policy as deemed necessary by the Company in accordance with prudent servicing practices. Any amounts collected by the Company under any such policy relating to a Mortgage Loan shall be deposited in the Custodial Account subject to withdrawal pursuant to Section 4.05. Such policy may contain a deductible clause, in which case, in the event that there shall not have been maintained on the related Mortgaged Property a policy complying with Section 4.10, and there shall have been a loss which would have been covered by such policy, the Company shall deposit in the Custodial Account at the time of such loss the amount not otherwise payable under the blanket policy because of such deductible clause, such amount to be deposited from the Company's funds, without reimbursement therefor. Upon request of any Purchaser, the Company shall cause to be delivered to such Purchaser a certified true copy of such policy and a statement from the insurer thereunder that such policy shall in no event be terminated or materially modified without 30 days' prior written notice to such Purchaser.

Section 4.12      Maintenance  of  Fidelity  Bond  and  Errors  and  Omissions
                  Insurance.

      The Company shall maintain with responsible companies, at its own expense, a blanket Fidelity Bond and an Errors and Omissions Insurance Policy, with broad coverage on all officers, employees or other persons acting in any capacity requiring such persons to handle funds, money, documents or papers relating to the Mortgage Loans ("Company Employees"). Any such Fidelity Bond and Errors and Omissions Insurance Policy shall be in the form of the Mortgage Banker's Blanket Bond and shall protect and insure the Company against losses, including forgery, theft, embezzlement, fraud, errors and omissions and negligent acts of such Company Employees. Such Fidelity Bond and Errors and Omissions Insurance Policy also shall protect and insure the Company against losses in connection with the release or satisfaction of a Mortgage Loan without having obtained payment in full of the indebtedness secured thereby. No provision of this Section 4.12 requiring such Fidelity Bond and Errors and Omissions Insurance Policy shall diminish or relieve the Company from its duties and obligations as set forth in this Agreement. The minimum coverage under any such bond and insurance policy shall be acceptable to the Agencies. Upon the request of any Purchaser, the Company shall cause to be delivered to such Purchaser a certificate of insurance for such fidelity bond and insurance policy and a statement from the surety and the insurer that such fidelity bond and insurance policy shall in no event be terminated or materially modified without 30 days' prior written notice to the Purchaser.

Section 4.13      Inspections.

      If any Mortgage Loan is more than 60 days delinquent, the Company immediately shall inspect the Mortgaged Property and shall conduct subsequent inspections in accordance with Accepted Servicing Practices or as may be required by the primary mortgage guaranty insurer. The Company shall keep a written report of each such inspection.


                                       36
(page)

Section 4.14      Restoration of Mortgaged Property.

      The Company need not obtain the approval of the Purchaser prior to releasing any Insurance Proceeds or Condemnation Proceeds to the Mortgagor to be applied to the restoration or repair of the Mortgaged Property if such release is in accordance with Accepted Servicing Practices. For claims greater than $15,000, at a minimum the Company shall comply with the following conditions in connection with any such release of Insurance Proceeds or Condemnation Proceeds:

      (i) the Company shall receive satisfactory independent verification of completion of repairs and issuance of any required approvals with respect thereto;

      (ii) the Company shall take all steps necessary to preserve the priority of the lien of the Mortgage, including, but not limited to requiring waivers with respect to mechanics' and materialmen's liens;

      (iii) the Company shall verify that the Mortgage Loan is not in default; and

      (iv) pending repairs or restoration, the Company shall place the Insurance Proceeds or Condemnation Proceeds in the Escrow Account.

      If the Purchaser is named as an additional loss payee, the Company is hereby empowered to endorse any loss draft issued in respect of such a claim in the name of the Purchaser.

Section 4.15      Claims.

      In connection with its activities as servicer, the Company agrees to prepare and present, on behalf of itself and the Purchaser, claims to the insurer under any PMI Policy, MIC or LGC in a timely fashion and in accordance with the terms of the applicable policy or Agency requirements, in this regard, to take such action as shall be necessary to permit recovery respecting a defaulted Mortgage Loan. Pursuant to Section 4.04, any amounts collected by the Company under any guaranty shall be deposited in the Custodial Account, subject to withdrawal pursuant to Section 4.05.

Section 4.16      Title, Management and Disposition of REO Property.

      In the event that title to any Mortgaged Property is acquired in foreclosure or by deed in lieu of foreclosure, the deed or certificate of sale shall be taken in the name of the Purchaser, or in the event the Purchaser is not authorized or permitted to hold title to real property in the state where the REO Property is located, or would be adversely affected under the "doing business" or tax laws of such state by so holding title, the deed or certificate of sale shall be taken in the name of such Person or Persons as shall be consistent with an Opinion of Counsel obtained by the Company from any attorney duly licensed to practice law in the state where the REO Property is located. The Person or Persons holding such title other than the Purchaser shall acknowledge in writing that such title is being held as nominee for the Purchaser.


                                       37
(page)

      The Purchaser shall have the option to manage and operate the REO Property provided the Purchaser gives written notice of its intention to do so within thirty (30) days after such REO Property is acquired in foreclosure or by deed in lieu of foreclosure. The election by the Purchaser to manage the REO Property shall not constitute a termination of any rights of the Company pursuant to Section 11.02.

      In the event the Purchaser does not elect to manage it's own REO property, the Company shall manage, conserve, protect and operate each REO Property for the Purchaser solely for the purpose of its prompt disposition and sale. The Company, either itself or through an agent selected by the Company, shall manage, conserve, protect and operate the REO Property in the same manner that it manages, conserves, protects and operates other foreclosed property for its own account, and in the same manner that similar property in the same locality as the REO Property is managed. The Company shall attempt to sell the same (and may temporarily rent the same for a period not greater than one year, except as otherwise provided below) on such terms and conditions as the Company deems to be in the best interest of the Purchaser.

      The Company shall use its best efforts to dispose of the REO Property as soon as possible and shall sell such REO Property in any event prior to the close of the third calendar year beginning after the year in which title has been taken to such REO Property, unless the Company determines, and gives an appropriate notice to the Purchaser to such effect, that a longer period is necessary for the orderly liquidation of such REO Property. If a period longer than three years is permitted under the foregoing sentence and is necessary to sell any REO Property, (i) the Company shall report monthly to the Purchaser as to the progress being made in selling such REO Property and
(ii) if, with the written consent of the Purchaser, a purchase money mortgage is taken in connection with such sale, such purchase money mortgage shall name the Company as mortgagee, and such purchase money mortgage shall not be held pursuant to this Agreement.

      The Company shall also maintain on each REO Property fire and hazard insurance with extended coverage in amount which is at least equal to the maximum insurable value of the improvements which are a part of such property, liability insurance and, to the extent required and available under the Flood Disaster Protection Act of 1973, as amended, flood insurance in the amount required above.

      The disposition of REO Property shall be carried out by the Company at such price, and upon such terms and conditions, as the Company deems to be in the best interests of the Purchaser. The proceeds of sale of the REO Property shall be promptly deposited in the Custodial Account. As soon as practical thereafter the expenses of such sale shall be paid and the Company shall reimburse itself for any related unreimbursed Servicing Advances, unpaid Servicing Fees and unreimbursed advances made pursuant to Section
5.03. On the Remittance Date immediately following the Principal Prepayment Period in which such sale proceeds are received the net cash proceeds of such sale remaining in the Custodial Account shall be distributed to the Purchaser.

      The Company shall withdraw from the Custodial Account funds necessary for the proper operation management and maintenance of the REO Property, including the cost of maintaining any hazard insurance pursuant to Section
4.10 and the fees of any managing agent of the Company, or the Company itself. The REO management fee shall be $1500 per REO Property. The Company shall make monthly distributions on each Remittance Date to the Purchaser of the net cash flow from the REO Property (which shall equal the revenues from such REO Property net of the expenses described in this Section 4.16 and of any reserves reasonably required from time to time to be maintained to satisfy anticipated liabilities for such expenses).


                                       38
(page)

Section 4.17      Real Estate Owned Reports.

      Together with the statement furnished pursuant to Section 5.02, the Company shall furnish to the Purchaser on or before the Remittance Date each month a statement with respect to any REO Property covering the operation of such REO Property for the previous month and the Company's efforts in connection with the sale of such REO Property and any rental of such REO Property incidental to the sale thereof for the previous month. That statement shall be accompanied by such other information available to the Company as the Purchaser shall reasonably request.

Section 4.18      Liquidation Reports.

      Upon the foreclosure sale of any Mortgaged Property or the acquisition thereof by the Purchaser pursuant to a deed in lieu of foreclosure, the Company shall submit to the Purchaser a liquidation report with respect to such Mortgaged Property.

Section 4.19      Reports  of  Foreclosures   and  Abandonments  of  Mortgaged
Property.

      Following the foreclosure sale or abandonment of any Mortgaged Property, the Company shall report such foreclosure or abandonment as required pursuant to Section 6050J of the Code. The Company shall file information reports with respect to the receipt of mortgage interest received in a trade or business and information returns relating to cancellation of indebtedness income with respect to any Mortgaged Property as required by the Code. Such reports shall be in form and substance sufficient to meet the reporting requirements imposed by the Code.

Section 4.20      Application of Buydown Funds.

      With respect to each Buydown Mortgage Loan, the Company shall have deposited into the Escrow Account, no later than the last day of the month, Buydown Funds in an amount equal to the aggregate undiscounted amount of payments that, when added to the amount the Mortgagor on such Mortgage Loan is obligated to pay on all Due Dates in accordance with the terms of the Buydown Agreement, is equal to the full scheduled Monthly Payments which are required to be paid by the Mortgagor under the terms of the related Mortgage Note (without regard to the related Buydown Agreement as if the Mortgage Loan were not subject to the terms of the Buydown Agreement). With respect to each Buydown Mortgage Loan, the Company will distribute to the Purchaser on each Remittance Date an amount of Buydown Funds equal to the amount that, when added to the amount required to be paid on such date by the related Mortgagor, pursuant to and in accordance with the related Buydown Agreement, equals the full Monthly Payment that would otherwise be required to be paid on such Mortgage Loan by the related Mortgagor under the terms of the related Mortgage Note (as if the Mortgage Loan were not a Buydown Mortgage Loan and without regard to the related Buydown Agreement).


                                       39
(page)

      If the Mortgagor on a Buydown Mortgage Loan defaults on such Mortgage Loan during the Buydown Period and the Mortgaged Property securing such Buydown Mortgage Loan is sold in the liquidation thereof (either by the Company or the insurer under any related Primary Insurance Policy) the Company shall, on the Remittance Date following the date upon which Liquidation Proceeds or REO Disposition proceeds are received with respect to any such Buydown Mortgage Loan, distribute to the Purchaser all remaining Buydown Funds for such Mortgage Loan then remaining in the Escrow Account. Pursuant to the terms of each Buydown Agreement, any amounts distributed to the Purchaser in accordance with the preceding sentence will be applied to reduce the outstanding principal balance of the related Buydown Mortgage Loan. If a Mortgagor on a Buydown Mortgage Loan prepays such Mortgage Loan in its entirety during the related Buydown Period, the Company shall be required to withdraw from the Escrow Account any Buydown Funds remaining in the Escrow Account with respect to such Buydown Mortgage Loan in accordance with the related Buydown Agreement. If a principal prepayment by a Mortgagor on a Buydown Mortgage Loan during the related Buydown Period, together with any Buydown Funds then remaining in the Escrow Account related to such Buydown Mortgage Loan, would result in a principal prepayment of the entire unpaid principal balance of the Buydown Mortgage Loan, the Company shall distribute to the Purchaser on the Remittance Date occurring in the month immediately succeeding the month in which such Principal Prepayment is received, all Buydown Funds related to such Mortgage Loan so remaining in the Escrow Account, together with any amounts required to be deposited into the Custodial Account.

Section 4.21      Notification of Adjustments.

      With respect to each adjustable rate Mortgage Loan, the Company shall adjust the Mortgage Interest Rate on the related Adjustment Date in compliance with the requirements of applicable law and the related Mortgage and Mortgage Note. The Company shall execute and deliver any and all necessary notices required under applicable law and the terms of the related Mortgage Note and Mortgage regarding the Mortgage Interest Rate adjustments. Upon the discovery by the Company or the receipt of notice from the Purchaser that the Company has failed to adjust a Mortgage Interest Rate in accordance with the terms of the related Mortgage Note, the Company shall immediately deposit in the Custodial Account from its own funds the amount of any interest loss or deferral caused the Purchaser thereby.

Section 4.22      Confidentiality/Protection of Customer Information.

      The Company shall keep confidential and shall not divulge to any party, without the Purchaser's prior written consent, the price paid by the Purchaser for the Mortgage Loans, except to the extent that it is reasonable and necessary for the Company to do so in working with legal counsel, auditors, taxing authorities or other governmental agencies. Each party agrees that it shall comply with all applicable laws and regulations regarding the privacy or security of Customer Information and shall maintain appropriate administrative, technical and physical safeguards to protect the security, confidentiality and integrity of Customer Information, including maintaining security measures designed to meet the objectives of the Interagency Guidelines Establishing Standards for Safeguarding Customer Information, 66 Fed. Reg. 8616 (the "Interagency Guidelines"). For purposes of this Section, the term "Customer Information" shall have the meaning assigned to it in the Interagency Guidelines.


                                       40
(page)

Section 4.23      Prepayment Penalty Waivers.

      To the extent consistent with the terms of this Agreement, the Company may waive (or permit a subservicer to waive) a prepayment penalty only under the following circumstances: (i) such waiver is standard and customary in servicing similar Mortgage Loans and (ii) such waiver relates to a default or a reasonably foreseeable default and would, in the reasonable judgment of the Company, maximize recovery of total proceeds taking into account the value of such prepayment penalty and the related Mortgage Loan.

Section 4.24      Use of Subservicers and Subcontractors.

      The Company shall not hire or otherwise utilize the services of any Subservicer to fulfill any of the obligations of the Company under this Agreement or any Reconstitution Agreement unless the Company complies with the provisions of paragraph (a) of this Section 4.24. The Company shall not hire or otherwise utilize the services of any Subcontractor, and shall not permit any Subservicer to hire or otherwise utilize the services of any Subcontractor, to fulfill any of the obligations of the Company under this Agreement or any Reconstitution Agreement unless the Company complies with the provisions of paragraph (b) of this Section 4.24.

      (a) It shall not be necessary for the Company to seek the consent of the Purchaser, any Master Servicer or any Depositor to the utilization of any Subservicer. The Company shall cause any Subservicer used by the Company (or by any Subservicer) for the benefit of the Purchaser and any Depositor to comply with the provisions of this Section 4.24 and with Sections 6.04, 6.06, 6.07, 9.01(d)(iii), 9.01(d)(v),
      9.01(d)(vi),  9.01(d)(vii).  9.01(d)(viii) and 9.01(e) of this Agreement to the same extent as if such Subservicer were the Company, and to provide the information required with respect to such Subservicer under
      Section 9.01(d)(iv) of this Agreement. The Company shall be responsible for obtaining from each Subservicer and delivering to the Purchaser and any Depositor any servicer compliance statement required to be delivered by such Subservicer under Section 6.04 and any assessment of compliance and attestation required to be delivered by such Subservicer under Section 6.06 and any certification required to be delivered to the Person that will be responsible for signing the Sarbanes Certification under Section 6.06 as and when required to be delivered.

      (b) It shall not be necessary for the Company to seek the consent of the Purchaser, any Master Servicer or any Depositor to the utilization of any Subcontractor. The Company shall promptly upon request provide to the Purchaser, any Master Servicer and any Depositor (or any designee of the Depositor, such as an administrator) a written description (in form and substance satisfactory to the Purchaser, such Master Servicer and such Depositor) of the role and function of each Subcontractor utilized by the Company or any Subservicer, specifying
      (i) the identity of each such Subcontractor, (ii) which (if any) of such Subcontractors are "participating in the servicing function" within the meaning of Item 1122 of Regulation AB, and (iii) which elements of the Servicing Criteria will be addressed in assessments of compliance provided by each Subcontractor identified pursuant to clause
      (ii) of this paragraph.


                                       41
(page)

      As a condition to the utilization of any Subcontractor determined to be "participating in the servicing function" within the meaning of Item 1122 of Regulation AB, the Company shall cause any such Subcontractor used by the Company (or by any Subservicer) for the benefit of the Purchaser and any Depositor to comply with the provisions of Sections 6.06, 6.07 and 9.01(e) of this Agreement to the same extent as if such Subcontractor were the Company. The Company shall be responsible for obtaining from each Subcontractor and delivering to the Purchaser and any Depositor any assessment of compliance and attestation and other certifications required to be delivered by such Subcontractor under Section 6.06, in each case as and when required to be delivered.

                                  ARTICLE V

                            PAYMENTS TO PURCHASER

Section 5.01      Remittances.

      On each Remittance Date the Company shall remit by wire transfer of immediately available funds to the Purchaser (a) all amounts deposited in the Custodial Account as of the close of business on the Determination Date (net of charges against or withdrawals from the Custodial Account pursuant to
Section 4.05), plus (b) all amounts, if any, which the Company is obligated to distribute pursuant to Section 5.03, minus (c) any amounts attributable to Principal Prepayments received after the applicable Principal Prepayment Period which amounts shall be remitted on the following Remittance Date, together with any additional interest required to be deposited in the Custodial Account in connection with such Principal Prepayment in accordance with Section 4.04(viii); minus (d) any amounts attributable to Monthly Payments collected but due on a Due Date or Dates subsequent to the first day of the month of the Remittance Date, and minus (e) any amounts attributable to Buydown Funds being held in the Custodial Account, which amounts shall be remitted on the Remittance Date next succeeding the Due Period for such amounts.

      With respect to any remittance received by the Purchaser after the date on which such payment was due, the Company shall pay to the Purchaser interest on any such late payment at an annual rate equal to the Prime Rate, adjusted as of the date of each change, plus two percentage points, but in no event greater than the maximum amount permitted by applicable law. Such interest shall be distributed with such late remittance by wire transfer to the Purchaser and shall cover the period commencing with the day following such Remittance Date and ending with the Business Day on which such payment is made, both inclusive. The payment by the Company of any such interest shall not be deemed an extension of time for payment or a waiver of any Event of Default by the Company.

Section 5.02      Statements to Purchaser.


                                       42
(page)

      Not later than the Remittance Date, the Company shall furnish to the Purchaser a monthly remittance advice in the standard form of electronic Alltel(R) file, as to the period ending on the last day of the preceding month.

Section 5.03      Monthly Advances by Company.

      On the Business Day immediately preceding each Remittance Date, the Company shall deposit in the Custodial Account from its own funds or from amounts held for future distribution an amount equal to all Monthly Payments (with interest adjusted to the Mortgage Loan Remittance Rate) which were due on the Mortgage Loans during the applicable Due Period and which were delinquent at the close of business on the immediately preceding Determination Date or which were deferred pursuant to Section 4.01. Any amounts held for future distribution and so used shall be replaced by the
Company by deposit in the Custodial Account on or before any future Remittance Date if funds in the Custodial Account on such Remittance Date shall be less than payments to the Purchaser required to be made on such Remittance Date. The Company's obligation to make such Monthly Advances as to any Mortgage Loan will continue through the last Monthly Payment due prior to the payment in full of the Mortgage Loan, or through the earlier of: (i) the last Remittance Date prior to the Remittance Date for the distribution of all Liquidation Proceeds and other payments or recoveries (including Insurance Proceeds and Condemnation Proceeds) with respect to the Mortgage Loan; and (ii) the Remittance Date prior to the date the Mortgage Loan is converted to REO Property, provided however, that if requested in connection with a securitization, the Company shall be obligated to make such advances through the Remittance Date prior to the date on which cash is received in connection with the liquidation of REO Property; provided, however, that such obligation shall cease if the Company determines, in its sole reasonable opinion, that advances with respect to such Mortgage Loan are non-recoverable by the Company from Liquidation Proceeds, Insurance Proceeds, Condemnation Proceeds, or otherwise with respect to a particular Mortgage Loan. In the event that the Company determines that any such advances are non-recoverable, the Company shall provide the Purchaser with a certificate signed by two officers of the Company evidencing such determination. The Company shall not have an obligation to advance amounts in respect to shortfalls relating to the Servicemembers Civil Relief Act or similar state and local laws.

                                  ARTICLE VI

                         GENERAL SERVICING PROCEDURES

Section 6.01      Transfers of Mortgaged Property.

      The Company shall use its best efforts to enforce any "due-on-sale" provision contained in any Mortgage or Mortgage Note and to deny assumption by the person to whom the Mortgaged Property has been or is about to be sold whether by absolute conveyance or by contract of sale, and whether or not the Mortgagor remains liable on the Mortgage and the Mortgage Note. When the Mortgaged Property has been conveyed by the Mortgagor, the Company shall, to the extent it has knowledge of such conveyance, exercise its rights to accelerate the maturity of such Mortgage Loan under the "due-on-sale" clause applicable thereto, provided, however, that the Company shall not exercise such rights if prohibited by law from doing so or if the exercise of such rights would impair or threaten to impair any recovery under the related PMI Policy, MIC or LGC.


                                       43
(page)

      If the Company reasonably believes it is unable under applicable law to enforce such "due-on-sale" clause, the Company shall enter into (i) an assumption and modification agreement with the person to whom such property has been conveyed, pursuant to which such person becomes liable under the Mortgage Note and the original Mortgagor remains liable thereon or (ii) in the event the Company is unable under applicable law to require that the original Mortgagor remain liable under the Mortgage Note and the Company has the prior consent of the primary mortgage guaranty insurer, a substitution of liability agreement with the purchaser of the Mortgaged Property pursuant to which the original Mortgagor is released from liability and the purchaser of the Mortgaged Property is substituted as Mortgagor and becomes liable under the Mortgage Note. If an assumption fee is collected by the Company for entering into an assumption agreement the fee will be retained by the Company as additional servicing compensation. In connection with any such assumption, neither the Mortgage Interest Rate borne by the related Mortgage Note, the term of the Mortgage Loan, the outstanding principal amount of the Mortgage Loan nor any other material terms shall be changed without Purchaser's consent.

      To the extent that any Mortgage Loan is assumable, the Company shall inquire diligently into the credit worthiness of the proposed transferee, and shall use the underwriting criteria for approving the credit of the proposed transferee which are used with respect to underwriting mortgage loans of the same type as the Mortgage Loan. If the credit worthiness of the proposed transferee does not meet such underwriting criteria, the Company diligently shall, to the extent permitted by the Mortgage or the Mortgage Note and by applicable law, accelerate the maturity of the Mortgage Loan.

Section 6.02      Satisfaction of Mortgages and Release of Mortgage Files.

      Upon the payment in full of any Mortgage Loan, the Company shall notify the Purchaser in the Monthly Remittance Advice as provided in Section 5.02, and may request the release of any Mortgage Loan Documents.

      If the Company satisfies or releases a Mortgage without first having obtained payment in full of the indebtedness secured by the Mortgage (other than as a result of a modification of the Mortgage pursuant to the terms this Agreement or liquidation of the Mortgaged Property pursuant to the terms of this Agreement) or should the Company otherwise prejudice any rights the Purchaser may have under the mortgage instruments, upon written demand of the Purchaser, the Company shall repurchase the related Mortgage Loan at the
Repurchase Price by deposit thereof in the Custodial Account within 2 Business Days of receipt of such demand by the Purchaser. The Company shall maintain the Fidelity Bond and Errors and Omissions Insurance Policy as provided for in Section 4.12 insuring the Company against any loss it may sustain with respect to any Mortgage Loan not satisfied in accordance with the procedures set forth herein.

Section 6.03      Servicing Compensation.


                                       44
(page)

      As compensation for its services hereunder, the Company shall be entitled to withdraw from the Custodial Account or to retain from interest payments on the Mortgage Loans the amount of its Servicing Fee. The Servicing Fee shall be payable monthly and shall be computed on the basis of the same unpaid principal balance and for the period respecting which any related interest payment on a Mortgage Loan is received. The obligation of the Purchaser to pay the Servicing Fee is limited to, and payable solely from, the interest portion of such Monthly Payments. The Servicing Fee shall not be reduced by the amount of any guaranty fee payable to FHA or VA.

      Additional servicing compensation in the form of assumption fees, to the extent provided in Section 6.01, and late payment charges shall be retained by the Company to the extent not required to be deposited in the Custodial Account. The Company shall be required to pay all expenses incurred by it in connection with its servicing activities hereunder and shall not be entitled to reimbursement thereof except as specifically provided for herein.

Section 6.04      Annual Statement as to Compliance.

      On or before March 1st of each calendar year, commencing in 2007, the Company shall deliver to the Purchaser, any Master Servicer and any Depositor a statement of compliance addressed to the Purchaser, such Master Servicer and such Depositor and signed by an authorized officer of the Company, to the effect that (a) a review of the Company's activities during the immediately preceding calendar year (or applicable portion thereof) and of its performance under this Agreement and any applicable Reconstitution Agreement during such period has been made under such officer's supervision, and (b) to the best of such officers' knowledge, based on such review, the Company has fulfilled all of its obligations under this Agreement and any applicable Reconstitution Agreement in all material respects throughout such calendar year (or applicable portion thereof) or, if there has been a failure to fulfill any such obligation in any material respect, specifically identifying each such failure known to such officer and the nature and the status thereof.

Section 6.05      Annual Independent Public Accountants' Servicing Report.

      Except with respect to any Mortgage Loans that are the subject of a Securitization Transaction, on or before March 1st of each calendar year, commencing in 2007, the Company, at its expense, shall cause a firm of independent public accountants which is a member of the American Institute of Certified Public Accountants to furnish a statement to each Purchaser to the effect that such firm has examined certain documents and records relating to the servicing of the mortgage loans similar in nature and that such firm is of the opinion that the provisions of this or similar Agreements have been complied with, and that, on the basis of such examination conducted substantially in compliance with the Uniform Single Attestation Program for Mortgage Bankers, nothing has come to their attention which would indicate that such servicing has not been conducted in compliance therewith, except for (i) such exceptions as such firm shall believe to be immaterial, and (ii) such other exceptions as shall be set forth in such statement. By providing Purchaser a copy of a Uniform Single Attestation Program Report from their independent public accountant's on an annual basis, Company shall be considered to have fulfilled its obligations under this Section 6.05.


                                       45
(page)

Section 6.06      Report on Assessment of Compliance and Attestation.

      With  respect  to  any  Mortgage   Loans  that  are  the  subject  of  a
Securitization Transaction, on or before March 1st of each calendar year, commencing in 2007, the Company shall:

      (i) deliver to the Purchaser, any Master Servicer and any Depositor a report (in form and substance reasonably satisfactory to the Purchaser, such Master Servicer and such Depositor) regarding the Company's assessment of compliance with the Servicing Criteria during the immediately preceding calendar year, as required under Rules 13a-18 and 15d-18 of the Exchange Act and Item 1122 of Regulation AB. Such report shall be addressed to the Purchaser, any Master Servicer and such Depositor and signed by an authorized officer of the Company and shall address each of the "Applicable Servicing Criteria" specified on Exhibit E hereto (or those Servicing Criteria otherwise mutually agreed to by the Purchaser, the Company and any Person that will be responsible for signing any Sarbanes Certification with respect to a
            Securitization Transaction in response to evolving interpretations of Regulation AB);

      (ii) deliver to the Purchaser, any Master Servicer and any Depositor a report of a registered public accounting firm reasonably acceptable to the Purchaser, any Master Servicer and such Depositor that attests to, and reports on, the assessment of compliance made by the Company and delivered pursuant to the preceding paragraph. Such attestation shall be in accordance with Rules 1-02(a)(3) and 2-02(g) of Regulation S-X under the Securities Act and the Exchange Act;

      (iii) cause each Subservicer and each Subcontractor, determined by the Company pursuant to Section 425(b) to be "participating in the servicing function" within the meaning of Item 1122 of Regulation AB, to deliver to the Purchaser and such Depositor an assessment of compliance and accountants' attestation as and when provided in this Section 6.06; and

      (iv) deliver, and cause each Subservicer and each Subcontractor described in clause (iii) to deliver to the Purchaser, any Master Servicer any Depositor and any other Person that will be responsible for signing the certification (a "Sarbanes Certification") required by Rules 13a-14(d) and 15d-14(d) under the Exchange Act (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) on behalf of an asset-backed issuer with respect to a Securitization Transaction a certification, signed by the appropriate officer of the Company, in the form attached hereto as Exhibit F.

      The Company acknowledges that the parties identified in clause (iv) above may rely on the certification provided by the Company pursuant to such clause in signing a Sarbanes Certification and filing such with the Commission. Neither the Purchaser nor any Depositor will request delivery of a certification under clause (iv) above unless a Depositor is required under the Exchange Act to file an annual report on Form 10-K with respect to an issuing entity whose asset pool includes Mortgage Loans.


                                       46
(page)

      Each  assessment  of compliance  provided by a  Subservicer  pursuant to
Section 6.06(i) shall address each of the Servicing Criteria specified substantially in the form of Exhibit E hereto delivered to the Purchaser at the time of any Securitization Transaction or, in the case of a Subservicer subsequently appointed as such, on or prior to the date of such appointment. An assessment of compliance provided by a Subcontractor pursuant to Section 6.06(iii) need not address any elements of the Servicing Criteria other than those specified by the Company pursuant to Section 4.24.

Section 6.07      Remedies.

      (i) Any failure by the Company, any Subservicer, any Subcontractor or any Third-Party Originator to deliver any information, report, certification, accountants' letter or other material when and as required under Article IX,
Section 4.24, Section 6.04 or Section 6.06, or any breach by the Company of a representation or warranty set forth in Section 9.01(d)(iv)(A), or in a writing furnished pursuant to Section 9.01(d)(iv)(B) and made as of a date prior to the closing date of the related Securitization Transaction, to the extent that such breach is not cured by such closing date, or any breach by the Company of a representation or warranty in a writing furnished pursuant to Section 9.01(d)(iv)(B) to the extent made as of a date subsequent to such closing date, shall, except as provided in sub-clause (ii) of this Section, immediately and automatically, without notice or grace period, constitute an Event of Default with respect to the Company under this Agreement and any applicable Reconstitution Agreement, and shall entitle the Purchaser or any Depositor, as applicable, in its sole discretion to terminate the rights and obligations of the Company as servicer under this Agreement and/or any applicable Reconstitution Agreement without payment (notwithstanding anything in this Agreement or any applicable Reconstitution Agreement to the contrary) of any compensation to the Company (and, if the Company is servicing any of the Mortgage Loans in a Securitization Transaction, appoint a successor servicer reasonably acceptable to any Master Servicer for such Securitization Transaction); provided that to the extent than any provision of this Agreement and/or any applicable Reconstitution Agreement expressly provides for the survival of certain rights or obligations following termination of the Company as servicer, such provision shall be given effect.

      (ii) Any failure by the Company, any Subservicer or any Subcontractor to deliver any information, report, certification or accountants' letter when and as required under Section 6.04 or Section 6.06, including any failure by the Company to identify any Subcontract "participating in the servicing function" within the meaning of Item 1122 of Regulation AB, which continues unremedied for ten (10) calendar days after the date on which such information, report, certification or accountants' letter was required to be delivered shall constitute an Event of Default with respect to the Company under this Agreement and any applicable Reconstitution Agreement, and shall entitle the Purchaser, any Master Servicer or any Depositor, as applicable, in its sole discretion to terminate the rights and obligations of the Company under this Agreement and/or any applicable Reconstitution Agreement without payment (notwithstanding anything in this Agreement to the contrary) of any compensation to the Company; provided that to the extent that any provision of this Agreement and/or any applicable Reconstitution Agreement expressly provides for the survival of certain rights or obligations following termination of the Company as servicer, such provision shall be given effect.


                                       47
(page)

      Neither the Purchaser nor any Depositor shall be entitled to terminate the rights and obligations of the Company pursuant to this Section 6.07(ii) if a failure of the Company to identify a Subcontractor "participating in the servicing function" within the meaning of Item 1122 of Regulation AB was attributable solely to the role or functions of such Subcontractor with respect to mortgage loans other than the Mortgage Loans.

      (iii) The Company shall promptly reimburse the Purchaser (or any designee of the Purchaser), any Master Servicer and any Depositor, as applicable, for all reasonable expenses incurred by the Purchaser (or such designee) or such Depositor, as such are incurred, in connection with the termination of the Company as servicer and the transfer of servicing of the Mortgage Loans to a successor servicer. The provisions of this paragraph shall not limit whatever rights the Purchaser or any Depositor may have under other provisions of this Agreement and/or any applicable Reconstitution Agreement or otherwise, whether in equity or at law, such as an action for damages, specific performance or injunctive relief.

Section 6.08      Right to Examine Company Records.

      The Purchaser, or its designee, shall have the right to examine and audit any and all of the books, records, or other information of the Company, whether held by the Company or by another on its behalf, with respect to or concerning this Agreement or the Mortgage Loans, during business hours or at such other times as may be reasonable under applicable circumstances, upon reasonable advance notice. The Purchaser shall pay its own travel expenses associated with such examination.

Section 6.09 Compliance with REMIC.

      Notwithstanding  anything in this Agreement to the contrary, the Company
(a) shall not permit any modification with respect to any Mortgage Loan that would change the Mortgage Interest Rate and (b) shall not (unless the Mortgagor is in default with respect to the Mortgage Loan or such default is, in the judgment of the Company, reasonably foreseeable) make or permit any modification, waiver or amendment of any term of any Mortgage Loan that would both effect an exchange or reissuance of such Mortgage Loan under Section 1001 of the Code (or Treasury regulations promulgated thereunder).

      Prior to taking any action with respect to the Mortgage Loans which is not contemplated under the terms of this Agreement, the Company will obtain an Opinion of Counsel reasonably acceptable to the Securities Administrator with a copy to the Trustee with respect to whether such action could result in the imposition of a tax upon the REMIC (including but not limited to the tax on prohibited transactions as defined in Section 860F(a)(2) of the Code and the tax on contributions to a REMIC set forth in Section 860G(d) of the
Code) (either such event, an "Adverse REMIC Event"), and the Company shall not take any such action or cause the Trust Fund to take any such action as to which it has been advised that an Adverse REMIC Event could occur.


                                       48
(page)

      The Company shall not permit the creation of any "interests" (within the meaning of Section 860G of the Code) in the REMIC. The Company shall not enter into any arrangement by which the REMIC will receive a fee or other compensation for services nor permit the REMIC to receive any income from assets other than "qualified mortgages" as defined in Section 860G(a)(3) of the Code or "permitted investments" as defined in Section 860G(a)(5) of the Code."

                                 ARTICLE VII

                             COMPANY TO COOPERATE

Section 7.01      Provision of Information.

      During the term of this Agreement, the Company shall furnish to the Purchaser such periodic, special, or other reports or information, and copies or originals of any documents contained in the Servicing File for each Mortgage Loan provided for herein. All other special reports or information not provided for herein as shall be necessary, reasonable, or appropriate with respect to the Purchaser or any regulatory agency will be provided at the Purchaser's expense. All such reports, documents or information shall be provided by and in accordance with all reasonable instructions and directions which the Purchaser may give.

      The Company shall execute and deliver all such instruments and take all such action as the Purchaser may reasonably request from time to time, in order to effectuate the purposes and to carry out the terms of this Agreement.

Section 7.02      Financial Statements; Servicing Facility.

      In connection with marketing the Mortgage Loans, the Purchaser may make available to a prospective Purchaser a Consolidated Statement of Operations of the Company for the most recently completed two (2) fiscal years for which such a statement is available, as well as a Consolidated Statement of Condition at the end of the last two (2) fiscal years covered by such Consolidated Statement of Operations. The Company also shall make available any comparable interim statements to the extent any such statements have been prepared by or on behalf of the Company (and are available upon request to members or stockholders of the Company or to the public at large).

      The Company also shall make available to Purchaser or prospective Purchaser a knowledgeable financial or accounting officer for the purpose of answering questions respecting recent developments affecting the Company or the financial statements of the Company, and to permit any prospective Purchaser to inspect the Company's servicing facilities for the purpose of satisfying such prospective Purchaser that the Company has the ability to service the Mortgage Loans as provided in this Agreement.


                                       49
(page)

                                 ARTICLE VIII

                                 THE COMPANY

Section 8.01      Indemnification; Third Party Claims.

      The Company shall indemnify the Purchaser and hold it harmless against any and all claims, losses, damages, penalties, fines, forfeitures, reasonable and necessary legal fees and related costs, judgments, and any other costs, fees and expenses that the Purchaser may sustain in any way related to the failure of the Company to perform its duties and service the Mortgage Loans in strict compliance with the terms of this Agreement. The Company immediately shall notify the Purchaser if a claim is made by a third party with respect to this Agreement or the Mortgage Loans, assume (with the prior written consent of the Purchaser) the defense of any such claim and pay all expenses in connection therewith, including counsel fees, and promptly pay, discharge and satisfy any judgment or decree which may be entered against it or the Purchaser in respect of such claim. The Company shall follow any written instructions received from the Purchaser in connection with such claim. The Purchaser promptly shall reimburse the Company for all amounts advanced by it pursuant to the preceding sentence except when the claim is in any way related to the Company's indemnification pursuant to
Section 3.03, or the failure of the Company to service and administer the Mortgage Loans in strict compliance with the terms of this Agreement.

Section 8.02      Merger or Consolidation of the Company.

      The Company shall keep in full effect its existence, rights and franchises and shall obtain and preserve its qualification to do business in each jurisdiction in which such qualification is or shall be necessary to protect the validity and enforceability of this Agreement or any of the Mortgage Loans and to perform its duties under this Agreement.

      Any person into which the Company may be merged or consolidated, or any corporation resulting from any merger, conversion or consolidation to which the Company shall be a party, or any Person succeeding to the business of the Company, shall be the successor of the Company hereunder, without the execution or filing of any paper or any further act on the part of any of the parties hereto, anything herein to the contrary notwithstanding, provided, however, that the successor or surviving Person shall be an institution which is a HUD/VA-approved company in good standing. Furthermore, in the event the Company transfers or otherwise disposes of all or substantially all of its assets to an affiliate of the Company, such affiliate shall satisfy the condition above, and shall also be fully liable to the Purchaser for all of the Company's obligations and liabilities hereunder.

Section 8.03      Limitation on Liability of Company and Others.

      Neither the Company nor any of the directors, officers, employees or agents of the Company shall be under any liability to the Purchaser for any action taken or for refraining from the taking of any action in good faith pursuant to this Agreement, or for errors in judgment, provided, however, that this provision shall not protect the Company or any such person against any breach of warranties or representations made herein, or failure to perform its obligations in strict compliance with any standard of care set forth in this Agreement or any other liability which would otherwise be imposed under this Agreement. The Company and any director, officer, employee or agent of the Company may rely in good faith on any document of any kind prima facie properly executed and submitted by any Person respecting any matters arising hereunder. The Company shall not be under any obligation to appear in, prosecute or defend any legal action which is not incidental to its duties to service the Mortgage Loans in accordance with this Agreement and which in its opinion may involve it in any expense or liability, provided, however, that the Company may, with the consent of the Purchaser, undertake any such action which it may deem necessary or desirable in respect to this Agreement and the rights and duties of the parties hereto. In such event, the Company shall be entitled to reimbursement from the Purchaser of the reasonable legal expenses and costs of such action.


                                       50
(page)

Section 8.04      Limitation on Resignation and Assignment by Company.

      The Purchaser has entered into this Agreement with the Company and subsequent purchaser will purchase the Mortgage Loans in reliance upon the independent status of the Company, and the representations as to the adequacy of its servicing facilities, plant, personnel, records and procedures, its integrity, reputation and financial standing, and the continuance thereof. Therefore, the Company shall neither assign this Agreement or the servicing rights hereunder or sell or otherwise dispose of all of its property or assets without the prior written consent of the Purchaser, which consent shall not be unreasonably withheld.

      The Company shall not resign from the obligations and duties hereby imposed on it except by mutual consent of the Company and the Purchaser or upon the determination that its duties hereunder are no longer permissible under applicable law and such incapacity cannot be cured by the Company. Any such determination permitting the resignation of the Company shall be evidenced by an Opinion of Counsel to such effect delivered to the Purchaser which Opinion of Counsel shall be in form and substance acceptable to the Purchaser. No such resignation shall become effective until a successor shall have assumed the Company's responsibilities and obligations hereunder in the manner provided in Section 12.01.

      Without in any way limiting the generality of this Section 8.04, in the event that the Company either shall assign this Agreement or the servicing responsibilities hereunder or sell or otherwise dispose of all or substantially all of its property or assets, without the prior written consent of the Purchaser, then the Purchaser shall have the right to terminate this Agreement upon notice given as set forth in Section 10.01, without any payment of any penalty or damages and without any liability whatsoever to the Company or any third party.

                                  ARTICLE IX

                          SECURITIZATION TRANSACTION

Section 9.01 Securitization Transactions; Whole Loan Transfers and Agency Transfers

      The Purchaser and the Company agree that with respect to some or all of the Mortgage Loans, the Purchaser, at its sole option, may effect Whole Loan Transfers, Agency Sales or Securitization Transactions, retaining the Company as the Servicer thereof or subservicer if a master servicer is employed, or as applicable the "seller/servicer." On the Reconstitution Date, the Mortgage Loans transferred may cease to be covered by this Agreement; provided, however, that, in the event that any Mortgage Loan transferred pursuant to this Section 9.01 is rejected by the transferee, the Company shall continue to service such rejected Mortgage Loan on behalf of the Purchaser in accordance with the terms and provisions of this Agreement.


                                       51
(page)

The Company shall cooperate with the Purchaser in connection with each Whole Loan Transfer, Agency Sale or Securitization Transaction in accordance with this Section 9.01. In connection therewith:

      (a) the Company shall make all representations and warranties with respect to the Mortgage Loans as of the Closing Date and with respect to the Company itself as of the closing date of each Whole Loan Transfer, Agency Sale or Securitization Transaction;

      (b) the Company shall negotiate in good faith and execute any seller/servicer agreements or pooling and servicing agreements required to effectuate the foregoing provided such agreements create no greater obligation or cost on the part of the Company than otherwise set forth in this Agreement;

      (c) the Company shall provide such additional representations, warranties, covenants, opinions of counsel, or certificates of officers of the Company as are reasonably believed necessary by the trustee, any Rating Agency or the Purchaser, as the case may be, in connection with such Whole Loan Transfers, Agency Sales or Securitization Transactions. The Purchaser shall pay all third party costs associated with the preparation of such information. The Company shall execute any seller/servicer agreements required within a reasonable period of time after receipt of such seller/servicer agreements which time shall be sufficient for the Company and Company's counsel to review such seller/servicer agreements. Under this Agreement, the Company shall retain a Servicing Fee for each Mortgage Loan at the Servicing Fee Rate;

      (d) in connection with any Securitization Transaction, the Company shall (1) within five (5) Business Days following request by the Purchaser or any Depositor, provide to the Purchaser and such Depositor (or, as applicable, cause each Third-Party Originator and each Subservicer to provide), in writing and in form and substance reasonably satisfactory to the Purchaser and such Depositor, the information and materials specified in paragraphs
            (i), (ii), (iii) (vii) and (viii) of this subsection (d), and (2) as promptly as practicable following notice to or discovery by the Company, provide to the Purchaser and any Depositor (in writing and in form and substance reasonably satisfactory to the Purchaser and such Depositor) the information specified in paragraph (iv) of this subsection (d).

            (i) if so requested by the Purchaser or any Depositor, the Company shall provide such information regarding (1) the Company, as originator of the Mortgage Loans (including as an acquirer of Mortgage Loans from a Qualified Correspondent), or (2) each Third-Party Originator, and (3) as applicable, each Subservicer, as is requested for the purpose of compliance with Items 1103(a)(1), 1105, 1110, 1117 and 1119 of Regulation AB. Such information shall include, at a minimum:


                                       52
(page)

                  (A)   the originator's form of organization;

                  (B) a description of the originator's origination program and how long the originator has been engaged in originating residential mortgage loans, which description shall include a discussion of the originator's experience in originating mortgage loans of a similar type as the Mortgage Loans; information regarding the size and composition of the originator's origination portfolio; and information that may be material, in the good faith judgment of the Purchaser, to an analysis of the performance of the Mortgage Loans, including the originators' credit-granting or underwriting criteria for mortgage loans of similar type(s) as the Mortgage Loans and such other information as the Purchaser or any Depositor may reasonably request for the purpose of compliance with Item 1110(b)(2) of Regulation AB;

                  (C) a description of any material legal or governmental proceedings pending (or known to be contemplated) against the Company, each Third-Party Originator and each Subservicer; and

                  (D) a description of any affiliation or relationship (of a type described in Item 1119 of Regulation AB) between the Company, each Third-Party Originator, each Subservicer and any of the following parties to a Securitization Transaction, as such parties are identified to the Company by the Purchaser or any Depositor in writing in advance of a Securitization
                        Transaction:

                        (1)   the sponsor;
                        (2)   the depositor;
                        (3)   the issuing entity;
                        (4)   any servicer;
                        (5)   any trustee;
                        (6)   any originator;
                        (7)   any significant obligor;
                        (8)   any enhancement or support provider; and
                        (9)   any other material transaction party.


                                       53
(page)

            (ii) If so requested by the Purchaser or any Depositor, the Company shall provide (or, as applicable, cause each Third-Party Originator to provide) Static Pool Information with respect to the mortgage loans (of a similar type as the Mortgage Loans, as reasonably identified by the Purchaser as provided below) originated by (1) the Company, if the Company is an originator of Mortgage Loans (including as an acquirer of Mortgage Loans from a Qualified Correspondent), and/or (2) each Third-Party Originator. Such Static Pool Information shall be prepared by the Company (or Third-Party Originator) on the basis of its reasonable, good faith interpretation of the requirements of Item 1105(a)(1)-(3) of Regulation AB. To the extent that there is reasonably available to the Company (or Third-Party Originator) Static Pool Information with respect to more than one mortgage loan type, the Purchaser or any Depositor shall be entitled to specify whether some or all of such information shall be provided pursuant to this paragraph. The content of such Static Pool Information may be in the form customarily provided by the Company, and need not be customized for the Purchaser or any Depositor. Such Static Pool Information for each vintage origination year or prior securitized pool, as applicable, shall be presented in increments no less frequently than quarterly over the life of the mortgage loans included in the vintage origination year or prior securitized pool. The most recent periodic increment must be as of a date no later than 135 days prior to the date of the prospectus or other offering document in which the Static Pool Information is to be included or incorporated by reference. The Static Pool Information shall be provided in an electronic format that provides a permanent record of the information provided, such as a portable document format (pdf) file, or other such electronic format reasonably required by the Purchaser or the Depositor, as applicable.

                  Promptly following notice or discovery of a material error in Static Pool Information provided pursuant to the immediately preceding paragraph (including an omission to include therein information required to be provided pursuant to such paragraph), the Company shall provide corrected Static Pool Information to the Purchaser or any Depositor, as applicable, in the same format in which Static Pool Information was previously provided to such party by the Company.

                  If so requested by the Purchaser or any Depositor, the Company shall provide (or, as applicable, cause each Third-Party Originator to provide), at the expense of the requesting party (to the extent of any additional incremental expense associated with delivery pursuant to this Agreement), such statements and agreed-upon procedures letters of certified public accountants reasonably acceptable to the Purchaser or Depositor, as applicable, pertaining to Static Pool Information relating to prior securitized pools for securitizations closed on or after January 1, 2006 or, in the case of Static Pool Information with respect to the Company's or Third-Party Originator's originations or purchases, to calendar months commencing January 1, 2006, as the Purchaser or such Depositor shall reasonably request. Such statements and letters shall be addressed to and be for the benefit of such parties as the Purchaser or such Depositor shall designate, which may include, by way of example, any sponsor, any Depositor and any broker dealer acting as underwriter, placement agent or initial purchaser with respect to a Securitization Transaction. Any such statement or letter may take the form of a standard, generally applicable document accompanied by a reliance letter authorizing reliance by the addressees designated by the Purchaser or such Depositor.


                                       54
(page)

            (iii) If so  requested  by the  Purchaser  or any  Depositor,  the
                  Company shall provide such information regarding the Company, as servicer of the Mortgage Loans, and each Subservicer (each of the Company and each Subservicer, for purposes of this paragraph, a "Servicer"), as is requested for the purpose of compliance with Items 1108, 1117 and 1119 of Regulation AB. Such information shall include, at a minimum:

                  (A)   the Servicer's form of organization;

                  (B) a description of how long the Servicer has been servicing residential mortgage loans; a general discussion of the Servicer's experience in servicing assets of any type as well as a more detailed discussion of the Servicer's experience in, and procedures for, the servicing function it will perform under this Agreement and any Reconstitution Agreements; information regarding the size, composition and growth of the Servicer's portfolio of residential mortgage loans of a type similar to the Mortgage Loans and information on factors related to the Servicer that may be material, in the good faith judgment of the Purchaser or any Depositor, to any analysis of the servicing of the Mortgage Loans or the related asset-backed securities, as applicable, including, without limitation:

                         (1) whether any prior securitizations of mortgage loans of a type similar to the Mortgage Loans involving the Servicer have defaulted or experienced an early amortization or other performance triggering event because of servicing during the three-year period immediately preceding the related Securitization Transaction;

                         (2)  the extent of outsourcing the Servicer utilizes;

                         (3) whether there has been previous disclosure of material noncompliance with the applicable servicing criteria with respect to other securitizations of residential mortgage loans involving the Servicer as a servicer during the three-year period immediately preceding the related Securitization Transaction;


                                       55
(page)

                         (4) whether the Servicer has been terminated as servicer in a residential mortgage loan securitization, either due to a servicing default or to application of a servicing performance test or trigger; and

                         (5) such other information as the Purchaser or any Depositor may reasonably request for the purpose of compliance with Item 1108(b)(2) of Regulation AB.

                  (C) a description of any material changes during the three-year period immediately preceding the related Securitization Transaction to the Servicer's policies or procedures with respect to the servicing function it will perform under this Agreement and any Reconstitution Agreements for mortgage loans of a type similar to the Mortgage Loans;

                  (D) information regarding the Servicer's financial condition, to the extent that there is a material risk that an adverse financial event or circumstance involving the Servicer could have a material adverse effect on the performance by the Company of its servicing obligations under this Agreement or any Reconstitution Agreement;

                  (E) information regarding advances made by the Servicer on the Mortgage Loans and the Servicer's overall servicing portfolio of residential mortgage loans for the three-year period immediately preceding the related Securitization Transaction, which may be limited to a statement by an authorized officer of the Servicer to the effect that the Servicer has made all advances required to be made on residential mortgage loans serviced by it during such period, or, if such statement would not be accurate, information regarding the percentage and type of advances not made as required, and the reasons for such failure to advance;

                  (F) a description of the Servicer's processes and procedures designed to address any special or unique factors involved in servicing loans of a similar type as the Mortgage Loans;

                  (G)   a  description   of  the   Servicer's   processes  for
                        handling delinquencies, losses, bankruptcies and recoveries, such as through liquidation of mortgaged properties, sale of defaulted mortgage loans or workouts;

                  (H) information as to how the Servicer defines or determines delinquencies and charge-offs, including the effect of any grace period, re-aging, restructuring, partial payments considered current or other practices with respect to delinquency and loss experience;


                                       56
(page)

                  (I) a description of any material legal or governmental proceedings pending (or known to be contemplated) against the Servicer; and

                  (J) a description of any affiliation or relationship between the Servicer and any of the following parties to a Securitization Transaction, as such parties are identified to the Servicer by the Purchaser or any Depositor in writing in advance of such Securitization Transaction:

                        (1)   the sponsor;
                        (2)   the depositor;
                        (3)   the issuing entity;
                        (4)   any servicer;
                        (5)   any trustee;
                        (6)   any originator;
                        (7)   any significant obligor;
                        (8)   any enhancement or support provider; and
                        (9)   any other material transaction party.

            (iv) For the purpose of satisfying the reporting obligation under the Exchange Act with respect to any class of asset-backed securities, the Company shall (or shall cause each Subservicer and Third-Party Originator to) (1) provide prompt notice to the Purchaser, any Master Servicer and any Depositor in writing of (A) any material litigation or governmental proceedings involving the Company, any Subservicer or any Third-Party Originator and (B) any affiliations or relationships that develop following the closing date of a Securitization Transaction between the Company, any Subservicer or any Third-Party Originator and any of the parties specified in Section 9.01(d)(i)(D) (and any other parties identified in writing by the requesting party) with respect to such Securitization Transaction, (C) any Event of Default under the terms of this Agreement or any Reconstitution Agreement, (D) any merger, consolidation or sale of substantially all of the assets of the Company, and (E) the Company's entry into an agreement with a Subservicer to perform or assist in the performance of any of the Company's obligations under this Agreement or any Reconstitution Agreement and (2) provide to the Purchaser and any Depositor a description of such proceedings, affiliations or relationships.

            All notification pursuant to this Section 9.01(e)(iv), other than those pursuant to Section 9.01(e)(iv)(A), should be sent to:


                                       57
(page)

                        EMC Mortgage Corporation
                        2780 Lake Vista Drive
                        Lewisville, TX  75067-3884
                        Attention:  Conduit Seller Approval Dept.
                        Facsimile:  (214) 626-3751
                        Email:  sellerapproval@bear.com

                  With a copy to:

                        Bear, Stearns & Co. Inc.
                        383 Madison Avenue, 3rd Floor
                        New York, NY  10179
                        Attention:  Global Credit Administration
                        Facsmile:  (212) 272-6564

                  Notifications pursuant to Section 9.01(e)(iv)(A) should be sent to:

                        EMC Mortgage Corporation
                        Two Mac Arthur Ridge
                        909 Hidden Ridge Drive, Suite 200
                        Irving, TX  75038
                        Attention:   Associate   General   Counsel   for  Loan
                        Administration
                        Facsimile:  (972) 831-2555

                  With copies to:

                        Bear, Stearns & Co. Inc.
                        383 Madison Avenue, 3rd Floor
                        New York, NY  10179
                        Attention:  Global Credit Administration
                        Facsimile:  (212) 272-6564

                        EMC Mortgage Corporation
                        2780 Lake Vista Drive
                        Lewisville, TX  75067-3884
                        Attention:  Conduit Seller Approval Dept.
                        Facsimile:  (214) 626-3751
                        Email:  sellerapproval@bear.com

            (v) As a condition to the succession to the Company or any Subservicer as servicer or Subservicer under this Agreement or any Reconstitution Agreement by any Person (i) into which the Company or such Subservicer may be merged or consolidated, or (ii) which may be appointed as a successor to the Company or any Subservicer, the Company shall provide to the Purchaser, any Master Servicer and any Depositor, at least fifteen (15) calendar days prior to the effective date of such succession or appointment, (x) written notice to the Purchaser and any Depositor of such succession or appointment and (y) in writing and in form and substance reasonably satisfactory to the Purchaser and such Depositor, all information reasonably requested by the Purchaser or any Depositor in order to comply with is reporting obligation under Item 6.02 of Form 8-K with respect to any class of asset-backed securities.


                                       58
(page)

            (vi)  (A)   The  Company  shall  be  deemed  to  represent  to the
                        Purchaser,   to  any  Master   Servicer   and  to  any
                        Depositor,  as of the  date on  which  information  is
                        first provided to the Purchaser,  any Master  Servicer
                        or any  Depositor  under this  Section  9.01(d)  that,
                        except as disclosed in writing to the Purchaser,  such
                        Master  Servicer or such Depositor prior to such date:
                        (1) the  Company  is not  aware  and has not  received
                        notice that any default,  early  amortization or other
                        performance  triggering  event has  occurred as to any
                        other  securitization due to any act or failure to act
                        of  the   Company;   (2)  the  Company  has  not  been
                        terminated as servicer in a residential  mortgage loan
                        securitization,  either due to a servicing  default or
                        to  application  of a  servicing  performance  test or
                        trigger;  (3)  no  material   noncompliance  with  the
                        applicable  servicing  criteria  with respect to other
                        securitizations   of   residential    mortgage   loans
                        involving  the Company as servicer has been  disclosed
                        or reported by the  Company;  (4) no material  changes
                        to the Company's  policies or procedures  with respect
                        to the  servicing  function it will perform under this
                        Agreement   and  any   Reconstitution   Agreement  for
                        mortgage  loans  of a type  similar  to  the  Mortgage
                        Loans  have  occurred  during  the  three-year  period
                        immediately   preceding  the  related   Securitization
                        Transaction;   (5)  there  are  no   aspects   of  the
                        Company's   financial  condition  that  could  have  a
                        material  adverse  effect  on the  performance  by the
                        Company  of  its  servicing   obligations  under  this
                        Agreement or any Reconstitution  Agreement;  (6) there
                        are no  material  legal  or  governmental  proceedings
                        pending  (or  known to be  contemplated)  against  the
                        Company,    any   Subservicer   or   any   Third-Party
                        Originator;   and  (7)  there  are  no   affiliations,
                        relationships   or   transactions   relating   to  the
                        Company,    any   Subservicer   or   any   Third-Party
                        Originator   with   respect   to  any   Securitization
                        Transaction and any party thereto identified by the related Depositor of a type described in Item 1119 of Regulation AB.

                  (B) If so requested by the Purchaser, any Master Servicer or any Depositor on any date following the date on which information is first provided to the Purchaser, any Master Servicer or any Depositor under this
                        Section 9.01(d), the Company shall, within five (5) Business Days following such request, confirm in writing the accuracy of the representations and warranties set forth in sub clause (A) above or, if any such representation and warranty is not accurate as of the date of such request, provide reasonably adequate disclosure of the pertinent facts, in writing, to the requesting party.


                                       59
(page)

            (vii) In  addition  to  such   information  as  the  Company,   as
                  servicer, is obligated to provide pursuant to other provisions of this Agreement, not later than ten (10) days prior to the deadline for the filing of any distribution report on Form 10-D in respect of any Securitization Transaction that includes any of the Mortgage Loans serviced by the Company or any Subservicer, the Company or such Subservicer, as applicable, shall, to the extent the Company or such Subservicer has knowledge, provide to the party responsible for filing such report (including, if applicable, the Master Servicer) notice of the occurrence of any of the following events along with all information, data, and materials related thereto as may be required to be included in the related distribution report on Form 10-D (as specified in the provisions of Regulation AB referenced below):

                  (i) any material modifications, extensions or waivers of pool asset terms, fees, penalties or payments during the distribution period or that have cumulatively become material over time (Item 1121(a)(11) of Regulation AB);

                  (ii) material breaches of pool asset representations or warranties or transaction covenants (Item 1121(a)(12) of Regulation AB); and

                  (iii) information regarding new asset-backed securities issuances backed by the same pool assets, any pool asset changes (such as, additions, substitutions or repurchases), and any material changes in origination, underwriting or other criteria for acquisition or selection of pool assets (Item 1121(a)(14) of Regulation AB).

           (viii) The   Company   shall   provide   to   the   Purchaser,  any
                  Master   Servicer  and  any   Depositor,   evidence  of  the
                  authorization of the person signing any certification or statement, copies or other evidence of Fidelity Bond Insurance and Errors and Omission Insurance policy, financial information and reports, and such other information related to the Company or any Subservicer or the Company or such Subservicer's performance hereunder.

      (e) the Company shall indemnify the Purchaser, each affiliate of the Purchaser, and each of the following parties participating in a Securitization Transaction; each sponsor and issuing entity; each Person (including, but not limited to, any Master Servicer if applicable) responsible for the preparation, execution or filing of any report required to be filed with the Commission with respect to such Securitization Transaction, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 15d-14(d) under the Exchange Act with respect to such Securitization Transaction; each broker dealer acting as underwriter, placement agent or initial purchaser, each Person who controls any of such parties or the Depositor (within the meaning of Section 15 of the Securities Act and Section 20 of the Exchange Act); and the respective present and former directors, officers, employees, agents and affiliates of each of the foregoing and of the Depositor (each, an "Indemnified Party"), and shall hold each of them harmless from and against any claims, losses, damages, penalties, fines, forfeitures, legal fees and expenses and related costs, judgments, and any other costs, fees and expenses that any of them may sustain arising out of or based upon:


                                       60
(page)

            (i) (A) any untrue statement of a material fact contained or alleged to be contained in any information, report, certification, data, accountants' letter or other material provided in written or electronic form under Sections 4.24, 6.04, 6.06, or 9.01 by or on behalf of the Company, or provided under Sections 4.24, 6.04, 6.06, or 9.01 by or on behalf of any Subservicer, Subcontractor or Third-Party Originator (collectively, the "Company Information"), or
                  (B) the omission or alleged omission to state in the Company Information a material fact required to be stated in the Company Information or necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading; provided, by way of clarification, that clause (B) of this paragraph shall be construed solely by reference to the Company Information and not to any other information communicated in connection with a sale or purchase of securities, without regard to whether the Company Information or any portion thereof is presented together with or separately from such other information;

            (ii) any breach by the Company of its obligations under Sections 4.24, 6.04, 6.06, 6.07 or 9.01, including particularly any failure by the Company, any Subservicer, any Subcontractor or any Third-Party Originator to deliver any information, report, certification, accountants' letter or other material when and as required under Sections 4.24, 6.04,
                  6.06 or 9.01, including any failure by the Company to identify pursuant to Sections 4.24, 6.04, 6.06 or 9.01 any Subcontractor "participating in the servicing function" within the meaning of Item 1122 of Regulation AB;

            (iii) any breach by the  Company of a  representation  or warranty set forth in Section 9.01(d)(iv)(A) or in a writing furnished pursuant to Section 9.01(d)(iv)(B) and made as of a date prior to the closing date of the related Securitization Transaction, to the extent that such breach is not cured by such closing date, or any breach by the Company of a representation or warranty in a writing furnished pursuant to Section 9.01(d)(iv)(B) to the extent made as of a date subsequent to such closing date; or


                                       61
(page)

            (iv) the negligence, bad faith or willful misconduct of the Company in connection with its performance under Sections 4.24, 6.04, 6.06, 6.07 or 9.01.

            If the indemnification provided for herein is unavailable or insufficient to hold harmless an Indemnified Party, then the Company agrees that it shall contribute to the amount paid or payable by such Indemnified Party as a result of any claims, losses, damages or liabilities incurred by such Indemnified Party in such proportion as is appropriate to reflect the relative fault of such Indemnified Party on the one hand and the Company on the other.

            In the case of any failure of performance  described in sub-clause
            (ii)  of  this  Section   9.01(e),   the  Company  shall  promptly
            reimburse the Purchaser, any Depositor, as applicable, and each Person responsible for the preparation, execution or filing of any report required to be filed with the Commission with respect to such Securitization Transaction, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 15d-14(d) under the Exchange Act with respect to such Securitization Transaction, for all costs reasonably incurred by each such party in order to obtain the information, report, certification, accountants' letter or other material not delivered as required by the Company, any Subservicer, any Subcontractor or any Third-Party Originator.

            This  indemnification   shall  survive  the  termination  of  this
            Agreement or the termination of any party to this Agreement.

      (f) the Purchaser and a credit-worthy parent of the Purchaser, reasonably acceptable to the Company, shall indemnify the Company, each affiliate of the Company, each Person who controls any of such parties or the Company (within the meaning of Section 15 of the Securities Act and Section 20 of the Exchange Act) and the respective present and former directors, officers, employees and agents of each of the foregoing and of the Company, and shall hold each of them harmless from and against any losses, damages, penalties, fines, forfeitures, legal fees and expenses and related costs, judgments, and any other costs, fees and expenses that any of them may sustain arising out of or based upon:

            (i) any untrue statement of a material fact contained or alleged to be contained in any offering materials related to a Securitization Transaction, including without limitation the registration statement, prospectus, prospectus supplement, any private placement memorandum, any offering circular, any computational materials, and any amendments or supplements to the foregoing (collectively, the "Securitization Materials") or
            (ii) the omission or alleged omission to state in the Securitization Materials a material fact required to be stated in the Securitization Materials or necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading,


                                       62
(page)

            but only to the extent that such untrue statement or alleged untrue statement or omission or alleged omission is other than a statement or omission arising out of, resulting from, or based upon the Company Information.

            This  indemnification   shall  survive  the  termination  of  this
            Agreement or the termination of any party to this Agreement

      The Purchaser and the Company acknowledge and agree that the purpose of Sections 4.24, 6.04, 6.06, 6.07 and 9.01 is to facilitate compliance by the Purchaser and any Depositor with the provisions of Regulation AB and related rules and regulations of the Commission. Although Regulation AB is applicable by its terms only to offerings of asset-backed securities that are registered under the Securities Act, the Company acknowledges that investors in privately offered securities may require that the Purchaser or any Depositor provide comparable disclosure in unregistered offerings.
References in this Agreement to compliance with Regulation AB include provision of comparable disclosure in private offerings.

      Neither the Purchaser nor any Depositor shall exercise its right to request delivery of information or other performance under these provisions other than in good faith, or for purposes other than compliance with the Securities Act, the Exchange Act and the rules and regulations of the Commission thereunder (or the provision in a private offering of disclosure comparable to that required under the Securities Act). The Company acknowledges that interpretations of the requirements of Regulation AB may change over time, whether due to interpretive guidance provided by the Commission or its staff, consensus among participants in the asset-backed securities markets, advice of counsel, or otherwise, and agrees to comply with requests made by the Purchaser any Master Servicer or any Depositor in good faith for delivery of information under these provisions on the basis of evolving interpretations of Regulation AB. In connection with any
Securitization Transaction, the Company shall cooperate fully with the Purchaser and any Master Servicer to deliver to the Purchaser (including any of its assignees or designees), any Master Servicer and any Depositor, any and all statements, reports, certifications, records and any other information necessary in the good faith determination of the Purchaser, the Master Servicer or any Depositor to permit the Purchaser, such Master Servicer or such Depositor to comply with the provisions of Regulation AB, together with such disclosures relating to the Company, any Subservicer, any Third-Party Originator and the Mortgage Loans, or the servicing of the Mortgage Loans, reasonably believed by the Purchaser or any Depositor to be necessary in order to effect such compliance.

      The Purchaser (including any of its assignees or designees) shall cooperate with the Company by providing timely notice of requests for information under these provisions and by reasonably limiting such requests to information required, in the Purchaser's reasonable judgment, to comply with Regulation AB.

      In the event the Purchaser has elected to have the Company hold record title to the Mortgages, prior to the Reconstitution Date the Company shall prepare an Assignment of Mortgage in blank or to the trustee or to the subsequent purchaser from the Company acceptable to the trustee or subsequent purchaser for each Mortgage Loan that is part of the Whole Loan Transfers, Agency Sale or Securitization Transactions. The Purchaser shall pay all preparation and recording costs associated therewith. The Company shall execute each Assignment, track such Assignments of Mortgage to ensure they have been recorded and deliver them as required by the trustee or subsequent purchaser upon the Company's receipt thereof. Additionally, the Company shall prepare and execute, at the direction of the Purchaser, any note endorsements in connection with any and all seller/servicer agreements.


                                       63
(page)

      Notwithstanding any provisions of this Agreement to the contrary, all Mortgage Loans sold or transferred to an Agency, shall be serviced in accordance with the guidelines of the respective Agency. All Mortgage Loans
(i) not sold or transferred pursuant to Whole Loan Transfers, Agency Sales or Securitization Transactions or (ii) that are subject to a Securitization for which the related trust is terminated for any reason, shall remain subject to this Agreement and shall continue to be serviced in accordance with the terms of this Agreement and with respect thereto this Agreement shall remain in full force and effect.

                                  ARTICLE X

                                   DEFAULT

Section 10.01     Events of Default.

      Each of the following shall constitute an Event of Default on the part of the Company:

      (i) any failure by the Company to remit to the Purchaser any payment required to be made under the terms of this Agreement which continues unremedied for a period of five days after the date upon which written notice of such failure, requiring the same to be remedied, shall have been given to the Company by the Purchaser; or

      (ii) failure by the Company duly to observe or perform in any material respect any other of the covenants or agreements on the part of the Company set forth in this Agreement which continues unremedied for a period of 30 days after the date on which written notice of such failure, requiring the same to be remedied, shall have been given to the Company by the Purchaser or by the Custodian; or

      (iii) failure by the Company to maintain its license to do business in any jurisdiction where the Mortgaged Property is located if such license is required; or

      (iv) a decree or order of a court or agency or supervisory authority having jurisdiction for the appointment of a conservator or receiver or liquidator in any insolvency, readjustment of debt, including bankruptcy, marshaling of assets and liabilities or similar proceedings, or for the winding-up or liquidation of its affairs, shall have been entered against the Company and such degree or order shall have remained in force undischarged or unstayed for a period of 60 days; or

      (v) the Company shall consent to the appointment of a conservator or receiver or liquidator in any insolvency, readjustment of debt, marshaling of assets and liabilities or similar proceedings of or relating to the Company or of or relating to all or substantially all of its property; or


                                       64
(page)

      (vi) the Company shall admit in writing its inability to pay its debts generally as they become due, file a petition to take advantage of any applicable insolvency, bankruptcy or reorganization statute, make an assignment for the benefit of its creditors, voluntarily suspend payment of its obligations or cease its normal business operations for three Business Days;

      (vii) the Company ceases to meet the qualifications of an Agency servicer; or

     (viii) the Company attempts to assign its right to servicing compensation hereunder or to assign this Agreement or the servicing responsibilities hereunder in violation of Section 8.04; or

      (ix)  an Event of Default as set forth in Section 6.07.

      In each and every such case, so long as an Event of Default shall not have been remedied, in addition to whatever rights the Purchaser may have at law or equity to damages, including injunctive relief and specific performance, the Purchaser, by notice in writing to the Company, may terminate all the rights and obligations of the Company under this Agreement and in and to the Mortgage Loans and the proceeds thereof.

      Upon receipt by the Company of such written notice, all authority and power of the Company under this Agreement, whether with respect to the Mortgage Loans or otherwise, shall pass to and be vested in the successor appointed pursuant to Section 12.01. Upon written request from any Purchaser, the Company shall prepare, execute and deliver to the successor entity designated by the Purchaser any and all documents and other instruments, place in such successor's possession all Mortgage Files, and do or cause to be done all other acts or things necessary or appropriate to effect the purposes of such notice of termination, including but not limited to the transfer and endorsement or assignment of the Mortgage Loans and related documents, at the Company's sole expense. The Company shall cooperate with the Purchaser and such successor in effecting the termination of the Company's responsibilities and rights hereunder, including without limitation, the transfer to such successor for administration by it of all cash amounts which shall at the time be credited by the Company to the Custodial Account or Escrow Account or thereafter received with respect to the Mortgage Loans.

      If the Company is terminated pursuant to this Section 10.01, the Company shall promptly reimburse the Purchaser (or any designee of the Purchaser, such as a master servicer) and any Depositor, as applicable, for all reasonable expenses incurrent by the Purchaser (or such designee) or such Depositor, as such are incurred, in connection with the termination of the Company as servicer and the transfer of servicing of the Mortgage Loans to a successor servicer. The provisions of this paragraph shall not limit whatever rights the Purchaser or any Depositor may have under other provisions of this Agreement and/or any applicable Reconstitution Agreement or otherwise, whether in equity or at law, such as an action for damages, specific performance or injunctive relief.


                                       65
(page)

Section 10.02     Waiver of Defaults.

      By a written notice, the Purchaser may waive any default by the Company in the performance of its obligations hereunder and its consequences. Upon any waiver of a past default, such default shall cease to exist, and any Event of Default arising therefrom shall be deemed to have been remedied for every purpose of this Agreement. No such waiver shall extend to any subsequent or other default or impair any right consequent thereon except to the extent expressly so waived.

                                  ARTICLE XI

                                 TERMINATION

Section 11.01     Termination.

      This Agreement shall terminate upon either: (i) the later of the final payment or other liquidation (or any advance with respect thereto) of the last Mortgage Loan or the disposition of any REO Property with respect to the last Mortgage Loan and the remittance of all funds due hereunder; or (ii) mutual consent of the Company and the Purchaser in writing.

Section 11.02     Termination Without Cause.

      The Purchaser may terminate, at its sole option, any rights the Company may have hereunder, without cause as provided in this Section 11.02. Any such notice of termination shall be in writing and delivered to the Company by registered mail as provided in Section 12.05.

      The Company shall be entitled to receive, as such liquidated damages, upon the transfer of the servicing rights, an amount equal to: (i) 2.75% of the aggregate outstanding principal amount of the Mortgage Loans as of the termination date paid by the Purchaser to the Company with respect to all of the Mortgage Loans for which a servicing fee rate of 0.250% is paid per annum, (ii) 3.25% of the aggregate outstanding principal amount of the
Mortgage Loans as of the termination date paid by the Purchaser to the Company with respect to all of the Mortgage Loans for which a servicing fee rate of .375% is paid per annum, and (iii) 3.75% of the aggregate outstanding principal amount of the Mortgage Loans as of the termination date paid by the Purchaser to the Company with respect to all of the Mortgage Loans for which a servicing fee rate of 0.44% or more is paid per annum.

                                 ARTICLE XII

                           MISCELLANEOUS PROVISIONS

Section 12.01     Successor to Company.


                                       66
(page)

      Prior to termination of the Company's responsibilities and duties under this Agreement pursuant to Sections 8.04, 10.01, 11.01 (ii) or 11.02, the Purchaser shall, (i) succeed to and assume all of the Company's responsibilities, rights, duties and obligations under this Agreement, or
(ii) appoint a successor having the characteristics set forth in Section 8.02 and which shall succeed to all rights and assume all of the responsibilities, duties and liabilities of the Company under this Agreement prior to the termination of Company's responsibilities, duties and liabilities under this Agreement. In connection with such appointment and assumption, the Purchaser may make such arrangements for the compensation of such successor out of payments on Mortgage Loans as it and such successor shall agree. In the event that the Company's duties, responsibilities and liabilities under this Agreement should be terminated pursuant to the aforementioned sections, the Company shall discharge such duties and responsibilities during the period from the date it acquires knowledge of such termination until the effective date thereof with the same degree of diligence and prudence which it is obligated to exercise under this Agreement, and shall take no action whatsoever that might impair or prejudice the rights or financial condition of its successor. The resignation or removal of the Company pursuant to the aforementioned sections shall not become effective until a successor shall be appointed pursuant to this Section 12.01 and shall in no event relieve the Company of the representations and warranties made pursuant to Sections 3.01 and 3.02 and the remedies available to the Purchaser under Section 3.03, it being understood and agreed that the provisions of such Sections 3.01, 3.02, and 3.03 shall be applicable to the Company notwithstanding any such sale, assignment, resignation or termination of the Company, or the termination of this Agreement.

      Any successor appointed as provided herein shall execute, acknowledge and deliver to the Company and to the Purchaser an instrument accepting such appointment, wherein the successor shall make the representations and warranties set forth in Section 3.01, except for the portion of subsection
(h)  relating to sale of the  mortgage  loans and all of  subsections  (j) and
(l) thereof, whereupon such successor shall become fully vested with all the rights, powers, duties, responsibilities, obligations and liabilities of the Company, with like effect as if originally named as a party to this Agreement. Any termination or resignation of the Company or termination of this Agreement pursuant to Section 8.04, 10.01, 11.01 or 11.02 shall not affect any claims that any Purchaser may have against the Company arising out of the Company's actions or failure to act prior to any such termination or resignation.

      The Company shall deliver promptly to the successor servicer the funds in the Custodial Account and Escrow Account and all Mortgage Files and related documents and statements held by it hereunder and the Company shall account for all funds and shall execute and deliver such instruments and do such other things as may reasonably be required to more fully and definitively vest in the successor all such rights, powers, duties, responsibilities, obligations and liabilities of the Company.

      Upon a successor's acceptance of appointment as such, the Company shall notify by mail the Purchaser of such appointment in accordance with the procedures set forth in Section 12.05.

Section 12.02     Amendment.


                                       67
(page)

      This Agreement may be amended from time to time by written agreement signed by the Company and the Purchaser.

Section 12.03     Governing Law.

      This Agreement shall be construed in accordance with the laws of the State of New York and the obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

      Each of the Company and the Purchaser hereby knowingly, voluntarily and intentionally waives any and all rights it may have to a trial by jury in respect or any litigation based on, or arising out of, under, or in connection with, this Agreement, or any other documents and instruments executed in connection herewith, or any course of conduct, course of dealing, statements (whether oral or written), or actions of the Company or the Purchaser. This provision is a material inducement for the Purchaser to enter into this Agreement

Section 12.04     Duration of Agreement.

      This Agreement shall continue in existence and effect until terminated as herein provided. This Agreement shall continue notwithstanding transfers of the Mortgage Loans by the Purchaser.

Section 12.05     Notices.

      All demands, notices and communications hereunder shall be in writing and shall be deemed to have been duly given if personally delivered at or mailed by registered mail, postage prepaid, addressed as follows:

      (i)   if  to  the  Company  with  respect  to  servicing   and  investor
            reporting issues:

            Wells Fargo Bank, N.A.
            1 Home Campus
            Des Moines, IA  50328-0001
            Attention:  John B. Brown, MAC X2401-042
            Fax: 515/213-7121

            If to the Company with respect to all other issues:

            Wells Fargo Bank, N.A.
            7430 New Technology Way
            Frederick, MD  21703
            Attention:  Structured Finance Manager, MAC X3906-012
            Fax:  301/846-8152

            In each instance with a copy to:


                                       68
(page)

            Wells Fargo Bank, N.A.
            1 Home Campus
            Des Moines, Iowa  50328-0001
            Attention:  General Counsel MAC X2401-06T

            or such other address as may hereafter be furnished to the Purchaser in writing by the Company;

      (ii)  if to Purchaser:

            EMC Mortgage Corporation
            Mac Arthur Ridge II
            909 Hidden Ridge Drive
            Suite 200
            Irving, Texas  75038
            Attention:  Ralene Ruyle, President

Section 12.06     Severability of Provisions.

      If any one or more of the covenants, agreements, provisions or terms of this Agreement shall be held invalid for any reason whatsoever, then such covenants, agreements, provisions or terms shall be deemed severable from the remaining covenants, agreements, provisions or terms of this Agreement and shall in no way affect the validity or enforceability of the other provisions of this Agreement.

Section 12.07     Relationship of Parties.

      Nothing herein contained shall be deemed or construed to create a partnership or joint venture between the parties hereto and the services of the Company shall be rendered as an independent contractor and not as agent for the Purchaser.

Section 12.08     Execution; Successors and Assigns.

      This Agreement may be executed in one or more counterparts and by the different parties hereto on separate counterparts, each of which, when so executed, shall be deemed to be an original; such counterparts, together, shall constitute one and the same agreement. Subject to Section 8.04, this Agreement shall inure to the benefit of and be binding upon the Company and the Purchaser and their respective successors and assigns. The parties agree that this Agreement and signature pages thereof may be transmitted between them by facsimile and that faxed signatures may constitute original signatures and that a faxed signature page containing the signature (faxed or original) is binding on the parties.

Section 12.09     Recordation of Assignments of Mortgage.

      To the extent permitted by applicable law, each of the Assignments of Mortgage is subject to recordation in all appropriate public offices for real property records in all the counties or other comparable jurisdictions in which any or all of the Mortgaged Properties are situated, and in any other appropriate public recording office or elsewhere, such recordation to be effected at the Company's expense in the event recordation is either necessary under applicable law or requested by the Purchaser at its sole option. The company shall only be responsible for the costs of recording the initial Assignments of Mortgage. In no event shall the Company be responsible for the cost of recording Assignments of Mortgage in connection with a subsequent sale or transfer of the Mortgage Loans by the Purchaser.


                                       69
(page)

Section 12.10     Assignment by Purchaser.

      The Purchaser shall have the right, without the consent of the Company but subject to the limit set forth in Section 2.02 hereof, to assign, in whole or in part, its interest under this Agreement with respect to some or all of the Mortgage Loans, and designate any person to exercise any rights of the Purchaser hereunder, by executing an Assignment, Assumption and Recognition Agreement and the assignee or designee shall accede to the rights and obligations hereunder of the Purchaser with respect to such Mortgage Loans. All references to the Purchaser in this Agreement shall be deemed to include its assignee or designee.

Section 12.11  Solicitation of Mortgagor.

      Neither party shall, after the Closing Date, take any action to solicit the refinancing of any Mortgage Loan. It is understood and agreed that neither (i) promotions undertaken by either party or any affiliate which are directed to the general public at large, including, without limitation, mass mailings based upon commercially acquired mailing lists, newspaper, radio, television advertisements nor (ii) serving the refinancing needs of a Mortgagor who, without solicitation, contacts either party in connection with the refinance of such Mortgage or Mortgage Loan, shall constitute solicitation under this Section.

Section 12.12  Third-Party Beneficiary.

      Each Master Servicer shall be considered a third-party beneficiary of this Agreement, entitled to all the rights and benefits hereof as if it were a direct party to this Agreement.

               [Intentionally Blank - Next Page Signature Page]


                                       70
(page)

      IN WITNESS WHEREOF, the Company and the Purchaser have caused their names to be signed hereto by their respective officers thereunto duly authorized as of the day and year first above written.

EMC MORTGAGE CORPORATION                  WELLS FARGO BANK, N.A.
Purchaser                                 Company

By:________________________               By:________________________

Name:______________________               Name:______________________

Title:_____________________               Title:_____________________


                                       71
(page)

STATE OF                )
                        )     ss:
COUNTY OF ___________   )

      On the _____ day of _______________, 20___ before me, a Notary Public in and for said State, personally appeared __________, known to me to be _____________ of Wells Fargo Bank, N.A., the national banking association that executed the within instrument and also known to me to be the person who executed it on behalf of said bank, and acknowledged to me that such bank executed the within instrument.

      IN WITNESS WHEREOF, I have hereunto set my hand affixed my office seal the day and year in this certificate first above written.

                                          ____________________________
                                          Notary Public

                                          My Commission expires_______


                                       72
(page)

STATE OF                )
                        )     ss:
COUNTY OF               )

      On the _____ day of  _______________,  20___ before me, a Notary  Public
in       and       for       said       State,       personally       appeared
_____________________________________,    known    to    me    to    be    the
______________________________ of EMC Mortgage Corporation, the corporation that executed the within instrument and also known to me to be the person who executed it on behalf of said corporation, and acknowledged to me that such corporation executed the within instrument.

      IN WITNESS WHEREOF, I have hereunto set my hand affixed my office seal the day and year in this certificate first above written.

                                          ____________________________
                                          Notary Public

                                          My Commission expires_______


                                      73
(page)

                                  EXHIBIT A

                            MORTGAGE LOAN SCHEDULE
(page)

                                  EXHIBIT B

                        CONTENTS OF EACH MORTGAGE FILE

      With respect to each Mortgage Loan, the Mortgage File shall include each of the following items, which shall be available for inspection by the Purchaser and any prospective Purchaser, and which shall be retained by the Company in the Servicing File or delivered to the Custodian pursuant to Sections 2.01 and 2.03 of the Seller's Warranties and the Servicing Agreement to which this Exhibit is attached (the "Agreement"):

      1. The original Mortgage Note bearing all intervening endorsements, endorsed "Pay to the order of without recourse" and signed in the name of the Company by an authorized officer (in the event that the Mortgage Loan was acquired by the Company in a merger, the signature must be in the following form: "[Company], successor by merger to [name of predecessor]"; and in the event that the Mortgage Loan was acquired or originated by the Company while doing business under another name, the signature must be in the following form: "[Company], formerly know as [previous name]").

      2. The original of any guarantee executed in connection with the Mortgage Note.

      3. The recorded original related Mortgage pertaining to such Mortgage Loan, together with any addenda and riders, or a copy certified by Seller to be a true and correct copy of the original recorded document, or if the related Mortgage is in the process of being recorded, a photocopy of the related Mortgage, certified by the Company or an officer of the respective prior owner of such Mortgage Loan or by the applicable title insurance company, closing/settlement/escrow agent or company or closing attorney to be a true and correct copy of the related Mortgage transmitted for recordation. Provided, however, if the Purchaser requires a clerk certified copy of the original recorded Mortgage, the Company shall request such from the appropriate recording office and furnish it to the Purchaser as soon a practicable and no event later than 180 days of Purchaser's request;

      4. The originals or certified true copies of any document sent for recordation of all assumption, modification, consolidation or extension agreements, with evidence of recording thereon.

      5. The original Assignment of Mortgage for each Mortgage Loan, in form and substance acceptable for recording (except for the insertion of the name of the assignee and recording information). The Assignment of Mortgage must be duly recorded only if recordation is either necessary under applicable law or commonly required by private institutional mortgage investors in the area where the Mortgaged Property is located or on direction of the Purchaser. If the Assignment of Mortgage is to be recorded, the Mortgage shall be assigned to the Purchaser. If the Assignment of Mortgage is not to be recorded, the Assignment of Mortgage shall be delivered in blank. If the Mortgage Loan was acquired by the Company in a merger, the Assignment of Mortgage must be made by "[Company], successor by merger to [name of predecessor]." If the Mortgage Loan was acquired or originated by the Company while doing business under another name, the Assignment of Mortgage must be by "[Company], formerly know as [previous name]." Subject to the foregoing and where permitted under the applicable laws of the jurisdiction wherein the Mortgaged property is located, such Assignments of Mortgage may be made by blanket assignments for Mortgage Loans secured by the Mortgaged Properties located in the same county.

(page)

      6. The recorded original, or a copy certified by the Company to be a true and correct copy of the original recorded, intervening Assignment of the Mortgage as is necessary to show a complete chain of title from the respective loan originator to the respective prior owner of such Mortgage Loan or, if any such original is unavailable because it is in the process of being recorded, a photocopy of such intervening Assignment certified by the Company or an officer of the prior owner of such Mortgage Loan to be a true and correct copy of such intervening Assignment submitted for recordation. Provided, however, if the Purchaser requires a clerk certified copy of the original recorded intervening Assignment, the Company shall request such from the appropriate recording office and furnish it to the Purchaser as soon a practicable and no event later than 180 days of Purchaser's request;

      7. The evidence of the issuance of the electronic MIC or LGC as applicable, where required pursuant to the Agreement.

      8.    The  original   mortgagee  policy  of  title  insurance  or  other
            evidence of title such as a copy of the title commitment or copy of the preliminary title commitment.

      9. Any security agreement, chattel mortgage or equivalent executed in connection with the Mortgage.

With respect to each Mortgage Loan, the Servicing File shall include each of the following items to the extent in the possession of the Company or in the possession of the Company's agent(s):

      10. The original hazard insurance policy and, if required by law, flood insurance policy, in accordance with Section 4.10 of the Agreement.

      11.   Residential loan application.

      12.   Mortgage Loan closing statement.

      13. Verification of employment and income, unless originated under the Company's Limited Documentation program, Fannie Mae Timesaver Plus.

      14. Verification of acceptable evidence of source and amount of down payment.


                                      2
(page)

      15.   Credit report on the Mortgagor.

      16.   Residential appraisal report.

      17.   Photograph of the Mortgaged Property.

      18. Survey of the Mortgage property, if required by the title company or applicable law.

      19. Copy of each instrument necessary to complete identification of any exception set forth in the exception schedule in the title policy, i.e. map or plat, restrictions, easements, sewer agreements, home association declarations, etc.

      20.   All required disclosure statements.

      21. If available, termite report, structural engineer's report, water potability and septic certification.

      22.   Sales contract, if applicable.

      23. Evidence of payment of taxes and insurance premiums, insurance claim files, correspondence, current and historical computerized data files, and all other processing, underwriting and closing papers and records which are customarily contained in a mortgage loan file and which are required to document the Mortgage Loan or to service the Mortgage Loan.

      24.   Amortization schedule, if available.

      25. Payment history for any Mortgage Loan that has been closed for more than 90 days.

      26.   Original power of attorney, if applicable.

      In the event an Officer's Certificate of the Company is delivered to the Custodian because of a delay caused by the public recording office in returning any recorded document, the Company shall deliver to the Custodian, within 240 days of the Closing Date, an Officer's Certificate which shall (i) identify the recorded document, (ii) state that the recorded document has not been delivered to the Custodian due solely to a delay caused by the public recording office, (iii) state the amount of time generally required by the applicable recording office to record and return a document submitted for recordation, and (iv) specify the date the applicable recorded document will be delivered to the Custodian. The Company shall be required to deliver to the Custodian the applicable recorded document by the date specified in (iv) above. An extension of the date specified in (iv) above may be requested from the Purchaser, which consent shall not be unreasonably withheld.


                                      3
(page)

      Notwithstanding paragraphs 1 and 6 above, the Purchaser acknowledges that the Company may deliver (i) a Mortgage Note for which the chain of endorsements is not identical to that of the intervening Assignments with respect to such Mortgage Note, which shall not affect the enforceability of such Mortgage Note, and/or (ii) intervening Assignments which are not identical to the chain of endorsements with respect to such Mortgage Note, which shall not affect the validity of such intervening Assignments; provided, however, that such acknowledgment shall in no way operate to negate the Purchaser's remedies for the Company's breach of the representations and warranties under this Agreement.


                                      4
(page)

                                  EXHIBIT C

                             CUSTODIAL AGREEMENT

(page)

                                  EXHIBIT D

               ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT

                                                            ____________, 20__

      ASSIGNMENT,     ASSUMPTION    AND    RECOGNITION     AGREEMENT,     dated
___________________,  20____  between  _________________,  a  _________________
corporation having an office at _________________ ("Assignor") and _________________, having an office at _________________ ("Assignee"):

      For and in consideration of the sum of one dollar ($1.00) and other valuable consideration the receipt and sufficiency of which are hereby acknowledge, and of the mutual covenants herein contained, the parties hereto hereby agree as follows:

      1. The Assignor hereby grants, transfers and assigns to Assignee all of the right, title and interest of Assignor, as Purchaser, in, to and under that certain Seller's Warranties and Servicing Agreement, (the "Seller's Warranties and Servicing Agreement"), dated as of _________________, by and between _________________ (the "Purchaser"), and _________________ (the
"Company"), and the Mortgage Loans delivered thereunder by the Company to the Assignor, and that certain Custodial Agreement, (the "Custodial Agreement"), dated as of _________________, by and among the Company, the Purchaser and _________________ (the "Custodian").

      2. The Assignor warrants and represents to, and covenants with, the Assignee that:

            a. The Assignor is the lawful owner of the Mortgage Loans with the full right to transfer the Mortgage Loans free from any and all claims and encumbrances whatsoever;

            b. The Assignor has not received notice of, and has no knowledge of, any offsets, counterclaims or other defenses available to the Company with respect to the Seller's Warranties and Servicing Agreement or the Mortgage Loans;

            c. The Assignor has not waived or agreed to any waiver under, or agreed to any amendment or other modification of, the Seller's Warranties and Servicing Agreement, the Custodial Agreement or the Mortgage Loans, including without limitation the transfer of the servicing obligations under the Seller's Warranties and Servicing Agreement. The Assignor has no knowledge of, and has not received notice of, any waivers under or amendments or other modifications of, or assignments of rights or obligations under, the Seller's Warranties and Servicing Agreement or the Mortgage Loans; and

            d. Neither the Assignor nor anyone acting on its behalf has offered, transferred, pledged, sold or otherwise disposed of the Mortgage Loans, any interest in the Mortgage Loans or any other similar security to, or solicited any offer to buy or accept a transfer, pledge or other disposition of the Mortgage Loans, any interest in the Mortgage Loans or any other similar security from, or otherwise approached or negotiated with respect to the Mortgage Loans, any interest in the Mortgage Loans or any other similar security with, any person in any manner, or made any general solicitation by means of general advertising or in any other manner, or taken any other action which would constitute a distribution of the Mortgage Loans under the Securities Act of 1933 (the "33 Act") or which would render the disposition of the Mortgage Loans a violation of Section 5 of the 33 Act or require registration pursuant thereto.

(page)

      3. That Assignee warrants and represent to, and covenants with, the Assignor and the Company pursuant to Section 12.10 of the Seller's Warranties and Servicing Agreement that:

            a. The Assignee agrees to be bound, as Purchaser, by all of the terms, covenants and conditions of the Seller's Warranties and Servicing Agreement, the Mortgage Loans and the Custodial Agreement, and from and after the date hereof, the Assignee assumes for the benefit of each of the Company and the Assignor all of the Assignor's obligations as purchaser thereunder;

            b. The Assignee understands that the Mortgage Loans have not been registered under the 33 Act or the securities laws of any state;

            c. The purchase price being paid by the Assignee for the Mortgage Loans are in excess of $250,000.00 and will be paid by cash remittance of the full purchase price within 60 days of the sale;

            d. The Assignee is acquiring the Mortgage Loans for investment for its own account only and not for any other person. In this connection, neither the Assignee nor any person authorized to act therefor has offered to Mortgage Loans by means of any general advertising or general solicitation within the meaning of Rule 502(c) of US Securities and Exchange Commission Regulation D, promulgated under the 1933 Act;

            e. The Assignee considers itself a substantial sophisticated institutional investor having such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of investment in the Mortgage Loans;

            f.    The  Assignee  has  been  furnished  with  all   information
regarding the Mortgage Loans that it has requested from the Assignor or the Company;

            g. Neither the Assignee nor anyone acting on its behalf has offered, transferred, pledged, sold or otherwise disposed of the Mortgage Loans, any interest in the Mortgage Loans or any other similar security to, or solicited any offer to buy or accept a transfer, pledge or other disposition of the Mortgage Loans, any interest in the Mortgage Loans or any other similar security from, or otherwise approached or negotiated with respect to the Mortgage Loans, any interest in the Mortgage Loans or any other similar security with, any person in any manner which would constitute a distribution of the Mortgage Loans under the 33 Act or which would render the disposition of the Mortgage Loans a violation of Section 5 of the 33 Act or require registration pursuant thereto, nor will it act, nor has it authorized or will it authorize any person to act, in such manner with respect to the Mortgage Loans; and

            h. Either (1) the Assignee is not an employee benefit plan ("Plan") within the meaning of section 3(3) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") or a plan (also "Plan") within the meaning of section 4975(e)(1) of the Internal Revenue Code of 1986 ("Code"), and the Assignee is not directly or indirectly purchasing the Mortgage Loans on behalf of, investment manager of, as named fiduciary of, as Trustee of, or with assets of, a Plan; or (2) the Assignee's purchase of the Mortgage Loans will not result in a prohibited transaction under section 406 of ERISA or section 4975 of the Code.

            i. The Assignee's address for purposes of all notices and correspondence related to the Mortgage Loans and the Seller's Warranties and Servicing Agreements is:

(page)

                  ____________________________

                  ____________________________

                  ____________________________

                  Attention: _________________

      The  Assignee's   wire  transfer   instructions   for  purposes  of  all
remittances and payments related to the Mortgage Loans and the Seller's Warranties and Servicing Agreement is:

                  ____________________________

                  ____________________________

                  ____________________________

                  Attention: _________________

      4. From and after the date hereof, the Company shall note the transfer of the Mortgage Loans to the Assignee in its books and records, the Company shall recognize the Assignee as the owner of the Mortgage Loans and the Company shall service the Mortgage Loans for the benefit of the Assignee pursuant to the Seller's Warranties and Servicing Agreement, the terms of which are incorporated herein by reference. It is the intention of the Assignor, the Company and the Assignee that the Seller's Warranties and Servicing Agreement shall be binding upon and inure to the benefit of the Company and the Assignee and their respective successors and assigns.

                             [Signatures Follow]

(page)

      IN WITNESS WHEREOF, the parties have caused this Assignment, Assumption and Recognition Agreement to be executed by their duly authorized officers as of the date first above written.

                  .                                      .
____________________________           ____________________________
Assignor                               Assignee

By:__________________________          By:  _______________________

Name:________________________          Name:_______________________

Its: ________________________          Its: _______________________

Tax Payer Identification No.:          Tax Payer Identification No.:

____________________________           ____________________________
(page)
                                   EXHIBIT E

                      SERVICING CRITERIA TO BE ADDRESSED
                          IN ASSESSMENT OF COMPLIANCE

--------------------------------------------------------------------------------
                            Servicing Criteria       Applicable     Inapplicable
                                                      Servicing      Servicing
   Reg AB Reference                                   Criteria        Criteria
--------------------------------------------------------------------------------
                            General Servicing
                              Considerations
--------------------------------------------------------------------------------
1122(d)(1)(i)            Policies and procedures          X
                        are instituted to monitor
                         any performance or other
                          triggers and events of
                          default in accordance
                           with the transaction
                               agreements.
--------------------------------------------------------------------------------
1122(d)(1)(ii)          If any material servicing         X
                        activities are outsourced
                        to third parties,
                        policies and procedures
                        are instituted to monitor
                        the third party's
                        performance and
                        compliance with such
                        servicing activities.
--------------------------------------------------------------------------------
                        Any requirements in the                          X
                        transaction agreements to
                        maintain a back-up
                        servicer for the mortgage
1122(d)(1)(iii)         loans are maintained.
--------------------------------------------------------------------------------
                        A fidelity bond and               X
                        errors and omissions
                        policy is in effect on
                        the party participating
                        in the servicing function
                        throughout the reporting
                        period in the amount of
                        coverage required by and
                        otherwise in accordance
                        with the terms of the
1122(d)(1)(iv)          transaction agreements.
--------------------------------------------------------------------------------
                           Cash Collection and
                              Administration
--------------------------------------------------------------------------------
1122(d)(2)(i)           Payments on mortgage              X
                        loans are deposited into
                        the appropriate custodial
                        bank accounts and related
                        bank clearing accounts no
                        more than two business
                        days following receipt,
                        or such other number of
                        days specified in the
                        transaction agreements.
--------------------------------------------------------------------------------
                        Disbursements made via            X
                        wire transfer on behalf
                        of an obligor or to an
                        investor are made only by
1122(d)(2)(ii)          authorized personnel.
--------------------------------------------------------------------------------
                        Advances of funds or              X
                        guarantees regarding
                        collections, cash flows
                        or distributions, and any
                        interest or other fees
                        charged for such
                        advances, are made,
                        reviewed and approved as
                        specified in the
1122(d)(2)(iii)         transaction agreements.
--------------------------------------------------------------------------------
                        The related accounts for          X
                        the transaction, such as
                        cash reserve accounts or
                        accounts established as a
                        form of
                        overcollateralization,
                        are separately maintained
                        (e.g., with respect to
                        commingling of cash) as
                        set forth in the
1122(d)(2)(iv)          transaction agreements.
--------------------------------------------------------------------------------
                        Each custodial account is         X
                        maintained at a federally
                        insured depository
                        institution as set forth
                        in the transaction
                        agreements. For purposes
                        of this criterion,
                        "federally insured
                        depository institution"
                        with respect to a foreign
                        financial institution
                        means a foreign financial
                        institution that meets
                        the requirements of Rule
                        13k-1(b)(1) of the
1122(d)(2)(v)           Securities Exchange Act.
--------------------------------------------------------------------------------
                        Unissued checks are               X
                        safeguarded so as to
                        prevent unauthorized
1122(d)(2)(vi)          access.
--------------------------------------------------------------------------------
1122(d)(2)(vii)         Reconciliations are               X
                        prepared on a monthly
                        basis for all
                        asset-backed securities
                        related bank accounts,
                        including custodial
                        accounts and related bank
                        clearing accounts. These
                        reconciliations are (A)
                        mathematically accurate;
                        (B) prepared within 30
                        calendar days after the
                        bank statement cutoff
                        date, or such other
                        number of days specified
                        in the transaction
                        agreements; (C) reviewed
                        and approved by someone
                        other than the person who
                        prepared the
                        reconciliation; and (D)
                        contain explanations for
                        reconciling items. These
                        reconciling items are
                        resolved within 90
                        calendar days of their
                        original identification,
                        or such other number of
                        days specified in the
                        transaction agreements.
--------------------------------------------------------------------------------
                         Investor Remittances and
                                Reporting
--------------------------------------------------------------------------------
1122(d)(3)(i)           Reports to investors,             X
                        including those to be
                        filed with the
                        Commission, are
                        maintained in accordance
                        with the transaction
                        agreements and applicable
                        Commission requirements.
                        Specifically, such
                        reports (A) are prepared
                        in accordance with
                        timeframes and other
                        terms set forth in the
                        transaction agreements;
                        (B) provide information
                        calculated in accordance
                        with the terms specified
                        in the transaction
                        agreements; (C) are filed
                        with the Commission as
                        required by its rules and
                        regulations; and (D)
                        agree with investors' or
                        the trustee's records as
                        to the total unpaid
                        principal balance and
                        number of mortgage loans
                        serviced by the Servicer.
--------------------------------------------------------------------------------

(page)

--------------------------------------------------------------------------------
                        Amounts due to investors          X
                        are allocated and
                        remitted in accordance
                        with timeframes,
                        distribution priority and
                        other terms set forth in
                        the transaction
1122(d)(3)(ii)          agreements.
--------------------------------------------------------------------------------
                        Disbursements made to an          X
                        investor are posted
                        within two business days
                        to the Servicer's
                        investor records, or such
                        other number of days
                        specified in the
1122(d)(3)(iii)         transaction agreements.
--------------------------------------------------------------------------------
                        Amounts remitted to               X
                        investors per the
                        investor reports agree
                        with cancelled checks, or
                        other form of payment, or
                        custodial bank
1122(d)(3)(iv)          statements.
--------------------------------------------------------------------------------
                        Pool Asset Administration
--------------------------------------------------------------------------------
1122(d)(4)(i)           Collateral or security on         X
                        mortgage loans is
                        maintained as required by
                        the transaction
                        agreements or related
                        mortgage loan documents.
--------------------------------------------------------------------------------
                        Mortgage loan and related         X
                        documents are safeguarded
                        as required by the
1122(d)(4)(ii)          transaction agreements
--------------------------------------------------------------------------------
                        Any additions, removals           X
                        or substitutions to the
                        asset pool are made,
                        reviewed and approved in
                        accordance with any
                        conditions or
                        requirements in the
1122(d)(4)(iii)         transaction agreements.
--------------------------------------------------------------------------------
                        Payments on mortgage              X
                        loans, including any
                        payoffs, made in
                        accordance with the
                        related mortgage loan
                        documents are posted to
                        the Servicer's obligor
                        records maintained no
                        more than two business
                        days after receipt, or
                        such other number of days
                        specified in the
                        transaction agreements,
                        and allocated to
                        principal, interest or
                        other items (e.g.,
                        escrow) in accordance
                        with the related mortgage
1122(d)(4)(iv)          loan documents.
--------------------------------------------------------------------------------
                        The Servicer's records            X
                        regarding the mortgage
                        loans agree with the
                        Servicer's records with
                        respect to an obligor's
1122(d)(4)(v)           unpaid principal balance.
--------------------------------------------------------------------------------
                        Changes with respect to           X
                        the terms or status of an
                        obligor's mortgage loans
                        (e.g., loan modifications
                        or re-agings) are made,
                        reviewed and approved by
                        authorized personnel in
                        accordance with the
                        transaction agreements
                        and related pool asset
1122(d)(4)(vi)          documents.
--------------------------------------------------------------------------------
                        Loss mitigation or                X
                        recovery actions (e.g.,
                        forbearance plans,
                        modifications and deeds
                        in lieu of foreclosure,
                        foreclosures and
                        repossessions, as
                        applicable) are
                        initiated, conducted and
                        concluded in accordance
                        with the timeframes or
                        other requirements
                        established by the
1122(d)(4)(vii)         transaction agreements.
--------------------------------------------------------------------------------
                        Records documenting               X
                        collection efforts are
                        maintained during the
                        period a mortgage loan is
                        delinquent in accordance
                        with the transaction
                        agreements. Such records
                        are maintained on at
                        least a monthly basis, or
                        such other period
                        specified in the
                        transaction agreements,
                        and describe the entity's
                        activities in monitoring
                        delinquent mortgage loans
                        including, for example,
                        phone calls, letters and
                        payment rescheduling
                        plans in cases where
                        delinquency is deemed
                        temporary (e.g., illness
1122(d)(4)(viii)        or unemployment).
--------------------------------------------------------------------------------
                        Adjustments to interest           X
                        rates or rates of return
                        for mortgage loans with
                        variable rates are
                        computed based on the
                        related mortgage loan
1122(d)(4)(ix)          documents.
--------------------------------------------------------------------------------
                        Regarding any funds held          X
                        in trust for an obligor
                        (such as escrow
                        accounts): (A) such funds
                        are analyzed, in
                        accordance with the
                        obligor's mortgage loan
                        documents, on at least an
                        annual basis, or such
                        other period specified in
                        the transaction
                        agreements; (B) interest
                        on such funds is paid, or
                        credited, to obligors in
                        accordance with
                        applicable mortgage loan
                        documents and state laws;
                        and (C) such funds are
                        returned to the obligor
                        within 30 calendar days
                        of full repayment of the
                        related mortgage loans,
                        or such other number of
                        days specified in the
1122(d)(4)(x)           transaction agreements.
--------------------------------------------------------------------------------
                        Payments made on behalf           X
                        of an obligor (such as
                        tax or insurance
                        payments) are made on or
                        before the related
                        penalty or expiration
                        dates, as indicated on
                        the appropriate bills or
                        notices for such
                        payments, provided that
                        such support has been
                        received by the servicer
                        at least 30 calendar days
                        prior to these dates, or
                        such other number of days
                        specified in the
1122(d)(4)(xi)          transaction agreements.
--------------------------------------------------------------------------------

(page)
--------------------------------------------------------------------------------
                        Any late payment                  X
                        penalties in connection
                        with any payment to be
                        made on behalf of an
                        obligor are paid from the
                        Servicer's funds and not
                        charged to the obligor,
                        unless the late payment
                        was due to the obligor's
1122(d)(4)(xii)         error or omission.
--------------------------------------------------------------------------------
                        Disbursements made on             X
                        behalf of an obligor are
                        posted within two
                        business days to the
                        obligor's records
                        maintained by the
                        servicer, or such other
                        number of days specified
                        in the transaction
1122(d)(4)(xiii)        agreements.
--------------------------------------------------------------------------------
                        Delinquencies,                    X
                        charge-offs and
                        uncollectible accounts
                        are recognized and
                        recorded in accordance
                        with the transaction
1122(d)(4)(xiv)         agreements.
--------------------------------------------------------------------------------
                        Any external enhancement                         X
                        or other support,
                        identified in Item
                        1114(a)(1) through (3) or
                        Item 1115 of Regulation
                        AB, is maintained as set
                        forth in the transaction
1122(d)(4)(xv)          agreements.
--------------------------------------------------------------------------------
(page)

                                  EXHIBIT F


                        FORM OF SARBANES CERTIFICATION

      Re: The [ ] agreement dated as of [ ], 200[ ] (the "Agreement"), among [IDENTIFY PARTIES]

I,  ________________________________,  the _______________________ of [Name of
Servicer], certify to [the Owner], [the Depositor], and the [Master Servicer] [Securities Administrator] [Trustee], and their officers, with the knowledge and intent that they will rely upon this certification, that:

      (1) I have reviewed the servicer compliance statement of the Servicer provided in accordance with Item 1123 of Regulation AB (the "Compliance Statement"), the report on assessment of the Servicer's compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB (the "Servicing Criteria"), provided in accordance with Rules 13a-18 and 15d-18 under Securities Exchange Act of 1934, as amended (the "Exchange Act") and Item 1122 of Regulation AB (the "Servicing Assessment"), the registered public accounting firm's attestation report provided in accordance with Rules 13a-18 and 15d-18 under the Exchange Act and
      Section 1122(b) of Regulation AB (the "Attestation Report"), and all servicing reports, officer's certificates and other information relating to the servicing of the Mortgage Loans by the Servicer during 200[ ] that were delivered by the Servicer to the [Depositor] [Master Servicer] [Securities Administrator] [Trustee] pursuant to the Agreement (collectively, the "Servicer Servicing Information");

      (2) Based on my knowledge, the Servicer Servicing Information, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements were made, not misleading with respect to the period of time covered by the Servicer Servicing Information;

      (3) Based on my knowledge, all of the Servicer Servicing Information required to be provided by the Servicer under the Agreement has been provided to the [Depositor] [Master Servicer] [Securities Administrator] [Trustee];

      (4) I am responsible for reviewing the activities performed by the Servicer under the Agreement, and based on my knowledge and the compliance review conducted in preparing the Compliance Statement and except as disclosed in the Compliance Statement, the Servicing Assessment or the Attestation Report, the Servicer has fulfilled its obligations under the Agreement; and

      (5) The Compliance Statement, the Servicing Assessment and the Attestation Report required to be provided by the Servicer pursuant to the Agreement have been provided to the [Depositor] [Master Servicer]. Any material instances of noncompliance described in such reports have been disclosed to the [Depositor] [Master Servicer]. Any material instance of noncompliance with the Servicing Criteria has been disclosed in such reports.


                                         Date:

                                         By:__________________________________
                                         Name:________________________________
                                         Title:_______________________________
(page)

                                   EXHIBIT G

                       REPORTING DATA FOR MONTHLY REPORT

                    Standard File Layout - Master Servicing

-----------------------------------------------------------------------------------------------------------------------------------
        Column Name                      Description                     Decimal           Format Comment           Max Size
-----------------------------------------------------------------------------------------------------------------------------------
SER_INVESTOR_NBR              A value assigned by the Servicer                           Text up to 10                 20
                              to define a group of loans.                                digits
-----------------------------------------------------------------------------------------------------------------------------------
LOAN_NBR                      A unique identifier assigned to                            Text up to 10                 10
                              each loan by the investor.                                 digits
-----------------------------------------------------------------------------------------------------------------------------------
SERVICER_LOAN_NBR             A unique number assigned to a loan                         Text up to 10                 10
                              by the Servicer.  This may be                              digits
                              different than the LOAN_NBR.
-----------------------------------------------------------------------------------------------------------------------------------
                              The borrower name as received in
BORROWER_NAME                 the file.  It is not separated by                          Maximum length of             30
                              first and last name.                                       30 (Last, First)
-----------------------------------------------------------------------------------------------------------------------------------
SCHED_PAY_AMT                 Scheduled monthly principal and               2            No commas(,) or               11
                              scheduled interest payment that a
                              borrower is expected to pay, P&I
                              constant.                                                  dollar signs ($)
-----------------------------------------------------------------------------------------------------------------------------------
NOTE_INT_RATE                 The loan interest rate as reported            4            Max length of 6               6
                              by the Servicer.
-----------------------------------------------------------------------------------------------------------------------------------
NET_INT_RATE                  The loan gross interest rate less             4            Max length of 6               6
                              the service fee rate as reported
                              by the Servicer.
-----------------------------------------------------------------------------------------------------------------------------------
SERV_FEE_RATE                 The servicer's fee rate for a loan            4            Max length of 6               6
                              as reported by the Servicer.
-----------------------------------------------------------------------------------------------------------------------------------
SERV_FEE_AMT                  The servicer's fee amount for a               2            No commas(,) or               11
                              loan as reported by the Servicer.                          dollar signs ($)
-----------------------------------------------------------------------------------------------------------------------------------
NEW_PAY_AMT                   The new loan payment amount as                2            No commas(,) or               11
                              reported by the Servicer.                                  dollar signs ($)
-----------------------------------------------------------------------------------------------------------------------------------
NEW_LOAN_RATE                 The new loan rate as reported by              4            Max length of 6               6
                              the Servicer.
-----------------------------------------------------------------------------------------------------------------------------------
ARM_INDEX_RATE                The index the Servicer is using to            4            Max length of 6               6
                              calculate a forecasted rate.
-----------------------------------------------------------------------------------------------------------------------------------
                              The borrower's actual principal
ACTL_BEG_PRIN_BAL             balance at the beginning of the               2            No commas(,) or               11
                              processing cycle.                                          dollar signs ($)
-----------------------------------------------------------------------------------------------------------------------------------
                              The borrower's actual principal
ACTL_END_PRIN_BAL             balance at the end of the                     2            No commas(,) or               11
                              processing cycle.                                          dollar signs ($)
-----------------------------------------------------------------------------------------------------------------------------------
BORR_NEXT_PAY_DUE_DATE        The date at the end of processing                          MM/DD/YYYY                    10
                              cycle that the borrower's next
                              payment is due to the Servicer, as
                              reported by Servicer.
-----------------------------------------------------------------------------------------------------------------------------------
SERV_CURT_AMT_1               The first curtailment amount to be            2            No commas(,) or               11
                              applied.                                                   dollar signs ($)
-----------------------------------------------------------------------------------------------------------------------------------
SERV_CURT_DATE_1              The curtailment date associated                            MM/DD/YYYY                    10
                              with the first curtailment amount.
-----------------------------------------------------------------------------------------------------------------------------------
                              The curtailment interest on the
CURT_ADJ_ AMT_1               first curtailment amount, if                  2            No commas(,) or               11
                              applicable.                                                dollar signs ($)
-----------------------------------------------------------------------------------------------------------------------------------
SERV_CURT_AMT_2               The second curtailment amount to              2            No commas(,) or               11
                              be applied.                                                dollar signs ($)
-----------------------------------------------------------------------------------------------------------------------------------
SERV_CURT_DATE_2              The curtailment date associated                            MM/DD/YYYY                    10
                              with the second curtailment amount.
-----------------------------------------------------------------------------------------------------------------------------------
                              The curtailment interest on the
CURT_ADJ_ AMT_2               second curtailment amount, if                 2            No commas(,) or               11
                              applicable.                                                dollar signs ($)
-----------------------------------------------------------------------------------------------------------------------------------
SERV_CURT_AMT_3               The third curtailment amount to be            2            No commas(,) or               11
                              applied.                                                   dollar signs ($)
-----------------------------------------------------------------------------------------------------------------------------------
SERV_CURT_DATE_3              The curtailment date associated                            MM/DD/YYYY                    10
                              with the third curtailment amount.
-----------------------------------------------------------------------------------------------------------------------------------

(page)

-----------------------------------------------------------------------------------------------------------------------------------
                              The curtailment interest on the
CURT_ADJ_AMT_3                third curtailment amount, if                  2            No commas(,) or               11
                              applicable.                                                dollar signs ($)
-----------------------------------------------------------------------------------------------------------------------------------
PIF_AMT                       The loan "paid in full" amount as             2            No commas(,) or               11
                              reported by the Servicer.                                  dollar signs ($)
-----------------------------------------------------------------------------------------------------------------------------------
PIF_DATE                      The paid in full date as reported                          MM/DD/YYYY                    10
                              by the Servicer.
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                         Action Code Key:              2
                                                                                         15=Bankruptcy,
ACTION_CODE                   The standard FNMA numeric code                             30=Foreclosure, ,
                              used to indicate the                                       60=PIF,
                              default/delinquent status of a                             63=Substitution,
                              particular loan.                                           65=Repurchase,70=REO
-----------------------------------------------------------------------------------------------------------------------------------
INT_ADJ_AMT                   The amount of the interest                    2            No commas(,) or               11
                              adjustment as reported by the                              dollar signs ($)
                              Servicer.
-----------------------------------------------------------------------------------------------------------------------------------
SOLDIER_SAILOR_ADJ_AMT        The Soldier and Sailor Adjustment             2            No commas(,) or               11
                              amount, if applicable.                                     dollar signs ($)
-----------------------------------------------------------------------------------------------------------------------------------
NON_ADV_LOAN_AMT              The Non Recoverable Loan Amount,              2            No commas(,) or               11
                              if applicable.                                             dollar signs ($)
-----------------------------------------------------------------------------------------------------------------------------------
LOAN_LOSS_AMT                 The amount the Servicer is passing            2            No commas(,) or               11
                              as a loss, if applicable.                                  dollar signs ($)
-----------------------------------------------------------------------------------------------------------------------------------
SCHED_BEG_PRIN_BAL            The scheduled outstanding                     2            No commas(,) or               11
                              principal amount due at the
                              beginning of the cycle date to be
                              passed through to investors.                               dollar signs ($)
-----------------------------------------------------------------------------------------------------------------------------------
SCHED_END_PRIN_BAL            The scheduled principal balance               2            No commas(,) or               11
                              due to investors at the end of a                           dollar signs ($)
                              processing cycle.
-----------------------------------------------------------------------------------------------------------------------------------
SCHED_PRIN_AMT                The scheduled principal amount as             2            No commas(,) or               11
                              reported by the Servicer for the
                              current cycle -- only applicable
                              for Scheduled/Scheduled Loans.                             dollar signs ($)
-----------------------------------------------------------------------------------------------------------------------------------
SCHED_NET_INT                 The scheduled gross interest                  2            No commas(,) or               11
                              amount less the service fee amount
                              for the current cycle as reported
                              by the Servicer -- only applicable
                              for Scheduled/Scheduled Loans.                             dollar signs ($)
-----------------------------------------------------------------------------------------------------------------------------------
ACTL_PRIN_AMT                 The actual principal amount                   2            No commas(,) or               11
                              collected by the Servicer for the
                              current reporting cycle -- only
                              applicable for Actual/Actual Loans.                        dollar signs ($)
-----------------------------------------------------------------------------------------------------------------------------------
                              The actual gross interest amount
                              less the service fee amount for
ACTL_NET_INT                  the current reporting cycle as                2            No commas(,) or               11
                              reported by the Servicer -- only                           dollar signs ($)
                              applicable for Actual/Actual Loans.
-----------------------------------------------------------------------------------------------------------------------------------
PREPAY_PENALTY_ AMT           The penalty amount received when a            2            No commas(,) or               11
                              borrower prepays on his loan as                            dollar signs ($)
                              reported by the Servicer.
-----------------------------------------------------------------------------------------------------------------------------------
PREPAY_PENALTY_ WAIVED        The prepayment penalty amount for             2            No commas(,) or               11
                              the loan waived by the servicer.                           dollar signs ($)
-----------------------------------------------------------------------------------------------------------------------------------
MOD_DATE                      The Effective Payment Date of the                          MM/DD/YYYY                    10
                              Modification for the loan.
-----------------------------------------------------------------------------------------------------------------------------------
MOD_TYPE                      The Modification Type.                                     Varchar - value               30
                                                                                         can be alpha or
                                                                                         numeric
-----------------------------------------------------------------------------------------------------------------------------------
DELINQ_P&I_ADVANCE_AMT        The current outstanding principal             2            No commas(,) or               11
                              and interest advances made by                              dollar signs ($)
                              Servicer.
-----------------------------------------------------------------------------------------------------------------------------------

(page)

                                   EXHIBIT H
                      REPORTING DATA FOR DEFAULTED LOANS

------------------------------------------------------------------------------
                 Standard File Layout - Delinquency Reporting
------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
           Column/Header Name                                   Description                            Decimal      Format Comment
-----------------------------------------------------------------------------------------------------------------------------------
SERVICER_LOAN_NBR                         A unique number assigned to a loan by the Servicer.
                                          This may be different than the LOAN_NBR
-----------------------------------------------------------------------------------------------------------------------------------
LOAN_NBR                                  A unique identifier assigned to each loan by the
                                          originator.
-----------------------------------------------------------------------------------------------------------------------------------
CLIENT_NBR                                Servicer Client Number
-----------------------------------------------------------------------------------------------------------------------------------
SERV_INVESTOR_NBR                         Contains a unique number as assigned by an external
                                          servicer to identify a group of loans in their system.
-----------------------------------------------------------------------------------------------------------------------------------
BORROWER_FIRST_NAME                       First Name of the Borrower.
-----------------------------------------------------------------------------------------------------------------------------------
BORROWER_LAST_NAME                        Last name of the borrower.
-----------------------------------------------------------------------------------------------------------------------------------
PROP_ADDRESS                              Street Name and Number of Property
-----------------------------------------------------------------------------------------------------------------------------------
PROP_STATE                                The state where the  property located.
-----------------------------------------------------------------------------------------------------------------------------------
PROP_ZIP                                  Zip code where the property is located.
-----------------------------------------------------------------------------------------------------------------------------------
BORR_NEXT_PAY_DUE_DATE                    The date that the borrower's next payment is due to                       MM/DD/YYYY
                                          the servicer at the end of processing cycle, as
                                          reported by Servicer.
-----------------------------------------------------------------------------------------------------------------------------------
LOAN_TYPE                                 Loan Type (i.e. FHA, VA, Conv)
-----------------------------------------------------------------------------------------------------------------------------------
BANKRUPTCY_FILED_DATE                     The date a particular bankruptcy claim was filed.                         MM/DD/YYYY
-----------------------------------------------------------------------------------------------------------------------------------
BANKRUPTCY_CHAPTER_CODE                   The chapter under which the bankruptcy was filed.
-----------------------------------------------------------------------------------------------------------------------------------
BANKRUPTCY_CASE_NBR                       The case number assigned by the court to the
                                          bankruptcy filing.
-----------------------------------------------------------------------------------------------------------------------------------
POST_PETITION_DUE_DATE                    The payment due date once the bankruptcy has been                         MM/DD/YYYY
                                          approved by the courts
-----------------------------------------------------------------------------------------------------------------------------------
BANKRUPTCY_DCHRG_DISM_DATE                The Date The Loan Is Removed From Bankruptcy. Either                      MM/DD/YYYY
                                          by Dismissal, Discharged and/or a Motion For Relief
                                          Was Granted.
-----------------------------------------------------------------------------------------------------------------------------------
LOSS_MIT_APPR_DATE                        The Date The Loss Mitigation Was Approved By The                          MM/DD/YYYY
                                          Servicer
-----------------------------------------------------------------------------------------------------------------------------------
LOSS_MIT_TYPE                             The Type Of Loss Mitigation Approved For A Loan Such
                                          As;
-----------------------------------------------------------------------------------------------------------------------------------
LOSS_MIT_EST_COMP_DATE                    The Date The Loss Mitigation /Plan Is Scheduled To                        MM/DD/YYYY
                                          End/Close
-----------------------------------------------------------------------------------------------------------------------------------
LOSS_MIT_ACT_COMP_DATE                    The Date The Loss Mitigation Is Actually Completed                        MM/DD/YYYY
-----------------------------------------------------------------------------------------------------------------------------------
FRCLSR_APPROVED_DATE                      The date DA Admin sends a letter to the servicer with                     MM/DD/YYYY
                                          instructions to begin foreclosure proceedings.
-----------------------------------------------------------------------------------------------------------------------------------

(page)

-----------------------------------------------------------------------------------------------------------------------------------
ATTORNEY_REFERRAL_DATE                    Date File Was Referred To Attorney to Pursue                              MM/DD/YYYY
                                          Foreclosure
-----------------------------------------------------------------------------------------------------------------------------------
FIRST_LEGAL_DATE                          Notice of 1st legal filed by an Attorney in a                             MM/DD/YYYY
                                          Foreclosure Action
-----------------------------------------------------------------------------------------------------------------------------------
FRCLSR_SALE_EXPECTED_DATE                 The date by which a foreclosure sale is expected to                       MM/DD/YYYY
                                          occur.
-----------------------------------------------------------------------------------------------------------------------------------
FRCLSR_SALE_DATE                          The actual date of the foreclosure sale.                                  MM/DD/YYYY
-----------------------------------------------------------------------------------------------------------------------------------
FRCLSR_SALE_AMT                           The amount a property sold for at the foreclosure sale.         2         No commas(,)
                                                                                                                    or dollar
                                                                                                                    signs ($)
-----------------------------------------------------------------------------------------------------------------------------------
EVICTION_START_DATE                       The date the servicer initiates eviction of the                           MM/DD/YYYY
                                          borrower.
-----------------------------------------------------------------------------------------------------------------------------------
EVICTION_COMPLETED_DATE                   The date the court revokes legal possession of the                        MM/DD/YYYY
                                          property from the borrower.
-----------------------------------------------------------------------------------------------------------------------------------
LIST_PRICE                                The price at which an REO property is marketed.                 2         No commas(,)
                                                                                                                    or dollar
                                                                                                                    signs ($)
-----------------------------------------------------------------------------------------------------------------------------------
LIST_DATE                                 The date an REO property is listed at a particular                        MM/DD/YYYY
                                          price.
-----------------------------------------------------------------------------------------------------------------------------------
OFFER_AMT                                 The dollar value of an offer for an REO property.               2         No commas(,)
                                                                                                                    or dollar
                                                                                                                    signs ($)
-----------------------------------------------------------------------------------------------------------------------------------
OFFER_DATE_TIME                           The date an offer is received by DA Admin or by the                       MM/DD/YYYY
                                          Servicer.
-----------------------------------------------------------------------------------------------------------------------------------
REO_CLOSING_DATE                          The date the REO sale of the property is scheduled to                     MM/DD/YYYY
                                          close.
-----------------------------------------------------------------------------------------------------------------------------------
REO_ACTUAL_CLOSING_DATE                   Actual Date Of REO Sale                                                   MM/DD/YYYY
-----------------------------------------------------------------------------------------------------------------------------------
OCCUPANT_CODE                             Classification of how the property is occupied.
-----------------------------------------------------------------------------------------------------------------------------------
PROP_CONDITION_CODE                       A code that indicates the condition of the property.
-----------------------------------------------------------------------------------------------------------------------------------
PROP_INSPECTION_DATE                      The date a  property inspection is performed.                             MM/DD/YYYY
-----------------------------------------------------------------------------------------------------------------------------------
APPRAISAL_DATE                            The date the appraisal was done.                                          MM/DD/YYYY
-----------------------------------------------------------------------------------------------------------------------------------
CURR_PROP_VAL                              The current "as is" value of the property based on             2
                                          brokers price opinion or appraisal.
-----------------------------------------------------------------------------------------------------------------------------------
REPAIRED_PROP_VAL                         The amount the property would be worth if repairs are           2
                                          completed pursuant to a broker's price opinion or
                                          appraisal.
-----------------------------------------------------------------------------------------------------------------------------------
If applicable:
-----------------------------------------------------------------------------------------------------------------------------------
DELINQ_STATUS_CODE                        FNMA Code Describing Status of Loan
-----------------------------------------------------------------------------------------------------------------------------------
DELINQ_REASON_CODE                        The circumstances which caused a borrower to stop
                                          paying on a loan.   Code indicates the reason why the
                                          loan is in default for this cycle.
-----------------------------------------------------------------------------------------------------------------------------------
MI_CLAIM_FILED_DATE                       Date Mortgage Insurance Claim Was Filed With Mortgage                     MM/DD/YYYY
                                          Insurance Company.
-----------------------------------------------------------------------------------------------------------------------------------
MI_CLAIM_AMT                              Amount of Mortgage Insurance Claim Filed                                  No commas(,)
                                                                                                                    or dollar
                                                                                                                    signs ($)
-----------------------------------------------------------------------------------------------------------------------------------


(page)

-----------------------------------------------------------------------------------------------------------------------------------
MI_CLAIM_PAID_DATE                        Date Mortgage Insurance Company Disbursed Claim Payment                   MM/DD/YYYY
-----------------------------------------------------------------------------------------------------------------------------------
MI_CLAIM_AMT_PAID                         Amount Mortgage Insurance Company Paid On Claim                 2         No commas(,)
                                                                                                                    or dollar
                                                                                                                    signs ($)
-----------------------------------------------------------------------------------------------------------------------------------
POOL_CLAIM_FILED_DATE                     Date Claim Was Filed With Pool Insurance Company                          MM/DD/YYYY
-----------------------------------------------------------------------------------------------------------------------------------
POOL_CLAIM_AMT                            Amount of Claim Filed With Pool Insurance Company               2         No commas(,)
                                                                                                                    or dollar
                                                                                                                    signs ($)
-----------------------------------------------------------------------------------------------------------------------------------
POOL_CLAIM_PAID_DATE                      Date Claim Was Settled and The Check Was Issued By The                    MM/DD/YYYY
                                          Pool Insurer
-----------------------------------------------------------------------------------------------------------------------------------
POOL_CLAIM_AMT_PAID                       Amount Paid On Claim By Pool Insurance Company                  2         No commas(,)
                                                                                                                    or dollar
                                                                                                                    signs ($)
-----------------------------------------------------------------------------------------------------------------------------------
FHA_PART_A_CLAIM_FILED_DATE                Date FHA Part A Claim Was Filed With HUD                                 MM/DD/YYYY
-----------------------------------------------------------------------------------------------------------------------------------
FHA_PART_A_CLAIM_AMT                       Amount of FHA Part A Claim Filed                               2         No commas(,)
                                                                                                                    or dollar
                                                                                                                    signs ($)
-----------------------------------------------------------------------------------------------------------------------------------
FHA_PART_A_CLAIM_PAID_DATE                 Date HUD Disbursed Part A Claim Payment                                  MM/DD/YYYY
-----------------------------------------------------------------------------------------------------------------------------------
FHA_PART_A_CLAIM_PAID_AMT                  Amount HUD Paid on Part A Claim                                2         No commas(,)
                                                                                                                    or dollar
                                                                                                                    signs ($)
-----------------------------------------------------------------------------------------------------------------------------------
FHA_PART_B_CLAIM_FILED_DATE                 Date FHA Part B Claim Was Filed With HUD                                MM/DD/YYYY
-----------------------------------------------------------------------------------------------------------------------------------
FHA_PART_B_CLAIM_AMT                        Amount of FHA Part B Claim Filed                              2         No commas(,)
                                                                                                                    or dollar
                                                                                                                    signs ($)
-----------------------------------------------------------------------------------------------------------------------------------
FHA_PART_B_CLAIM_PAID_DATE                   Date HUD Disbursed Part B Claim Payment                                MM/DD/YYYY
-----------------------------------------------------------------------------------------------------------------------------------
FHA_PART_B_CLAIM_PAID_AMT                  Amount HUD Paid on Part B Claim                                2         No commas(,)
                                                                                                                    or dollar
                                                                                                                    signs ($)
-----------------------------------------------------------------------------------------------------------------------------------
VA_CLAIM_FILED_DATE                        Date VA Claim Was Filed With the Veterans Admin                          MM/DD/YYYY
-----------------------------------------------------------------------------------------------------------------------------------
VA_CLAIM_PAID_DATE                         Date Veterans Admin. Disbursed VA Claim Payment                          MM/DD/YYYY
-----------------------------------------------------------------------------------------------------------------------------------
VA_CLAIM_PAID_AMT                          Amount Veterans Admin. Paid on VA Claim                        2         No commas(,)
                                                                                                                    or dollar
                                                                                                                    signs ($)
-----------------------------------------------------------------------------------------------------------------------------------

(page)

------------------------------------------------------------------------------
Exhibit 2: Standard File Codes - Delinquency Reporting
------------------------------------------------------------------------------
The Loss Mit Type field should show the approved Loss Mitigation Code as follows:

      o ASUM-Approved Assumption
      o BAP-Borrower Assistance Program
      o CO-Charge Off
      o DIL-Deed-in-Lieu
      o FFA-Formal Forbearance Agreement
      o MOD-Loan Modification
      o PRE-Pre-Sale
      o SS-Short Sale
      o MISC-Anything else approved by the PMI or Pool Insurer

NOTE: Wells Fargo Bank will accept alternative Loss Mitigation Types to those above, provided that they are consistent with industry standards. If Loss Mitigation Types other than those above are used, the Servicer must supply Wells Fargo Bank with a description of each of the Loss Mitigation Types prior to sending the file.
The Occupant Code field should show the current status of the property code as follows:

      o Mortgagor
      o Tenant
      o Unknown
      o Vacant

The Property Condition field should show the last reported condition of the property as follows:

      o Damaged
      o Excellent
      o Fair
      o Gone
      o Good
      o Poor
      o Special Hazard
      o Unknown

(page)

------------------------------------------------------------------------------
Exhibit 2: Standard File Codes - Delinquency Reporting, Continued
------------------------------------------------------------------------------

The FNMA Delinquent Reason Code field should show the Reason for Delinquency as follows:

            --------------------------------------------------------
            Delinquency Code Delinquency Description
            --------------------------------------------------------
            001              FNMA-Death of principal mortgagor
            --------------------------------------------------------
            002              FNMA-Illness of principal mortgagor
            --------------------------------------------------------
            003              FNMA-Illness of mortgagor's family
                             member
            --------------------------------------------------------
            004              FNMA-Death of mortgagor's family
                             member
            --------------------------------------------------------
            005              FNMA-Marital difficulties
            --------------------------------------------------------
            006              FNMA-Curtailment of income
            --------------------------------------------------------
            007              FNMA-Excessive Obligation
            --------------------------------------------------------
            008              FNMA-Abandonment of property
            --------------------------------------------------------
            009              FNMA-Distant employee transfer
            --------------------------------------------------------
            011              FNMA-Property problem
            --------------------------------------------------------
            012              FNMA-Inability to sell property
            --------------------------------------------------------
            013              FNMA-Inability to rent property
            --------------------------------------------------------
            014              FNMA-Military Service
            --------------------------------------------------------
            015              FNMA-Other
            --------------------------------------------------------
            016              FNMA-Unemployment
            --------------------------------------------------------
            017              FNMA-Business failure
            --------------------------------------------------------
            019              FNMA-Casualty loss
            --------------------------------------------------------
            022              FNMA-Energy environment costs
            --------------------------------------------------------
            023              FNMA-Servicing problems
            --------------------------------------------------------
            026              FNMA-Payment adjustment
            --------------------------------------------------------
            027              FNMA-Payment dispute
            --------------------------------------------------------
            029              FNMA-Transfer of ownership pending
            --------------------------------------------------------
            030              FNMA-Fraud
            --------------------------------------------------------
            031              FNMA-Unable to contact borrower
            --------------------------------------------------------
            INC              FNMA-Incarceration
            --------------------------------------------------------

(page)

------------------------------------------------------------------------------
Exhibit 2: Standard File Codes - Delinquency Reporting, Continued
------------------------------------------------------------------------------

The FNMA Delinquent Status Code field should show the Status of Default as follows:

               -------------------------------------------------------
                 Status Code    Status Description
               -------------------------------------------------------
                      09        Forbearance
               -------------------------------------------------------
                      17        Pre-foreclosure Sale Closing Plan
                                Accepted
               -------------------------------------------------------
                      24        Government Seizure
               -------------------------------------------------------
                      26        Refinance
               -------------------------------------------------------
                      27        Assumption
               -------------------------------------------------------
                      28        Modification
               -------------------------------------------------------
                      29        Charge-Off
               -------------------------------------------------------
                      30        Third Party Sale
               -------------------------------------------------------
                      31        Probate
               -------------------------------------------------------
                      32        Military Indulgence
               -------------------------------------------------------
                      43        Foreclosure Started
               -------------------------------------------------------
                      44        Deed-in-Lieu Started
               -------------------------------------------------------
                      49        Assignment Completed
               -------------------------------------------------------
                      61        Second Lien Considerations
               -------------------------------------------------------
                      62        Veteran's Affairs-No Bid
               -------------------------------------------------------
                      63        Veteran's Affairs-Refund
               -------------------------------------------------------
                      64        Veteran's Affairs-Buydown
               -------------------------------------------------------
                      65        Chapter 7 Bankruptcy
               -------------------------------------------------------
                      66        Chapter 11 Bankruptcy
               -------------------------------------------------------
                      67        Chapter 13 Bankruptcy
               -------------------------------------------------------
(page)

                                  EXHIBIT I
                    REPORTING DATA FOR REALIZED LOSSES AND GAINS

------------------------------------------------------------------------------
        Calculation of Realized Loss/Gain Form 332- Instruction Sheet
------------------------------------------------------------------------------

      NOTE: Do not net or combine items. Show all expenses individually and all credits as separate line items. Claim packages are due on the remittance report date. Late submissions may result in claims not being passed until the following month. The Servicer is responsible to remit all funds pending loss approval and /or resolution of any disputed items.

                  The numbers on the 332 form correspond with the numbers listed below.
      Liquidation and Acquisition Expenses:
      1. The Actual Unpaid Principal Balance of the Mortgage Loan. For documentation, an Amortization Schedule from date of default through liquidation breaking out the net interest and servicing fees advanced is required.

      2. The Total Interest Due less the aggregate amount of servicing fee that would have been earned if all delinquent payments had been made as agreed. For documentation, an Amortization Schedule from date of default through liquidation breaking out the net interest and servicing fees advanced is required.

      3. Accrued Servicing Fees based upon the Scheduled Principal Balance of the Mortgage Loan as calculated on a monthly basis. For documentation, an Amortization Schedule from date of default through liquidation breaking out the net interest and servicing fees advanced is required.

      4-12. Complete as applicable.  Required documentation:
            * For taxes and insurance advances - see page 2 of 332 form - breakdown required showing period of coverage, base tax, interest, penalty. Advances prior to default require evidence of servicer efforts to recover advances.
             *  For escrow advances - complete payment history
                (to calculate advances from last positive escrow balance
            forward)
            * Other expenses - copies of corporate advance history showing all payments
            *  REO repairs > $1500 require explanation
            *  REO repairs >$3000 require evidence of at least 2 bids.
            * Short Sale or Charge Off require P&L supporting the decision and WFB's approved Officer Certificate
            * Unusual or extraordinary items may require further documentation.
      4.    The total of lines 1 through 12.

      Credits:
      14-21.      Complete as applicable.  Required documentation:
            * Copy of the HUD 1 from the REO sale. If a 3rd Party Sale, bid instructions and Escrow Agent / Attorney
(page)

               Letter of Proceeds Breakdown.
            *  Copy of EOB for any MI or gov't guarantee
            * All other credits need to be clearly defined on the 332 form
      5.    The total of lines 14 through 21.

      Please Note:      For HUD/VA loans, use line (18a) for Part A/Initial
                  proceeds and line (18b) for Part B/Supplemental proceeds.

      Total Realized Loss (or Amount of Any Gain)
      6.    The  total  derived  from  subtracting  line  22 from  13.  If the
amount represents a realized gain, show the amount in parenthesis (   ).

(page)

                  Calculation of Realized Loss/Gain Form 332

Prepared by:  __________________    Date:  _______________
Phone:  ______________________      Email Address:_____________________

______________________  ____________________________  __________________________
Servicer Loan No.           Servicer Name                  Servicer Address

______________________  ____________________________  __________________________

WELLS FARGO BANK, N.A. Loan No._____________________________

Borrower's Name: _________________________________________________________

Property Address: _________________________________________________________

Liquidation Type: REO Sale    3rd Party Sale    Short Sale    Charge Off

Was this loan granted a Bankruptcy deficiency or cramdown     Yes       No
If "Yes", provide deficiency or cramdown amount _______________________________

Liquidation and Acquisition Expenses:
(1)  Actual Unpaid Principal Balance of Mortgage Loan     $ ______________  (1)
(2)  Interest accrued at Net Rate                         ________________  (2)
(3)  Accrued Servicing Fees                               ________________  (3)
(4)  Attorney's Fees                                      ________________  (4)
(5)  Taxes (see page 2)                                   ________________  (5)
(6)  Property Maintenance                                 ________________  (6)
(7)  MI/Hazard Insurance Premiums (see page 2)            ________________  (7)
(8)  Utility Expenses                                     ________________  (8)
(9)  Appraisal/BPO                                        ________________  (9)
(10) Property Inspections                                 ________________  (10)
(11) FC Costs/Other Legal Expenses                        ________________  (11)
(12) Other (itemize)                                      ________________  (12)
         Cash for Keys________________________            ________________  (12)
         HOA/Condo Fees_______________________            ________________  (12)
         _____________________________________            ________________  (12)

         Total Expenses                                   $ ______________  (13)
Credits:
(14) Escrow Balance                                       $ ______________  (14)
(15) HIP Refund                                           ________________  (15)
(16) Rental Receipts                                      ________________  (16)


(page)

(17) Hazard Loss Proceeds                                 ________________  (17)
(18) Primary Mortgage Insurance / Gov't Insurance         ________________  (18a) HUD Part A
                                                          ________________  (18b) HUD Part B
(19) Pool Insurance Proceeds                              ________________  (19)
(20) Proceeds from Sale of Acquired Property              ________________  (20)
(21) Other (itemize)                                      ________________  (21)
     _________________________________________            ________________  (21)

     Total Credits                                        $_______________  (22)
Total Realized Loss (or Amount of Gain)                   $_______________  (23)

(page)

Escrow Disbursement Detail

----------------------------------------------------------------------------------------------------------------------
      Type           Date Paid        Period of       Total Paid      Base Amount       Penalties        Interest
   (Tax /Ins.)                        Coverage
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------

(page)

                       MORTGAGE LOAN PURCHASE AGREEMENT

      This is a Purchase Agreement (the "Agreement"), dated as of April 1, 2006 by and between EMC Mortgage Corporation, having an office at 909 Hidden Ridge Drive, Suite 200, Irving, Texas 75038 (the "Purchaser") and Wells Fargo Bank, N.A., having an office at 1 Home Campus, Des Moines, Iowa 50328-0001 (the "Seller").

                             W I T N E S S E T H

      WHEREAS, the Seller agrees to sell, and the Purchaser agrees to purchase, certain mortgage loans (the "Mortgage Loans") on a servicing retained basis as described herein:

      WHEREAS, the Mortgage Loans shall be delivered as whole loans;

      WHEREAS,   the  parties  intend  hereby  to  set  forth  the  terms  and conditions upon which the proposed transactions will be effected.

      NOW  THEREFORE,   in  consideration  of  the  promises  and  the  mutual
agreements set forth herein, the parties hereto agree as follows:

      SECTION 1. All capitalized terms not otherwise defined herein have the respective meanings set forth in the Seller's Warranties and Servicing Agreement, dated as of the date herewith (the "Seller's Warranties and Servicing Agreement"). The following terms are defined as follows (except as otherwise agreed by the parties):

      Cut-off Date:                 April 1, 2006

      Closing Date:                 April 27, 2006

      First Remittance Date:        May 18, 2006

      Servicing Fee Rate:           0.250%

      SECTION 2. Agreement to Purchase. The Seller agrees to sell, and the Purchaser agrees to purchase, Mortgage Loans having an aggregate principal balance on the Cut-off Date in the amount indicated on the Mortgage Loan Schedule or in such other amount as agreed by the Purchaser and the Seller as evidenced by the scheduled principal balance of the Mortgage Loans accepted by the Purchaser on the Closing Date. The Mortgage Loans will be delivered pursuant to a Seller's Warranties and Servicing Agreement, between the Purchaser and the Seller.

      SECTION 3. Mortgage Schedules. The Seller has provided the Purchaser with certain information constituting a listing of the Mortgage Loans to be purchased under this Agreement (the "Mortgage Loan Schedule") substantially in the form attached hereto as Exhibit 1. The Mortgage Loan Schedule shall conform to the definition of "Mortgage Loan Schedule" under the Seller's Warranties and Servicing Agreement.

(page)

      SECTION 4. Purchase Price. The purchase price for the Mortgage Loans (the "Purchase Price") shall be 96.5625%, multiplied by the aggregate principal balance, as of the Cut-off Date, of the Mortgage Loans listed on the related Mortgage Loan Schedule, after application of scheduled payments of principal due on or before the Cut-off Date whether or not collected, plus accrued interest on each Mortgage, at its respective Mortgage Interest Rate from the Cut-off Date to and including, the day prior to the Closing Date.

      The Purchaser shall be entitled to (1) all scheduled principal due after the Cut-off Date, (2) all other recoveries of principal collected after the Cut-off Date (provided, however, that all scheduled payments of principal due on or before the Cut-off Date and collected by the Seller after the Cut-off Date shall belong to the Seller), and (3) all payments of interest on the Mortgage Loans at the Mortgage Loan Remittance Rate (minus that portion of any such payment which is allocable to the period prior to the Cut-off
Date). The principal balance of each Mortgage Loan as of the Cut-off Date is determined after application of payments of principal due on or before the Cut-off Date whether or not collected. Therefore, payments of scheduled principal and interest prepaid for a due date beyond the Cut-off Date shall not be applied to the principal balance as of the Cut-off Date. Such prepaid amounts (minus interest at the Servicing Fee Rate) shall be the property of the Purchaser. The Seller shall deposit any such prepaid amounts into the Custodial Account, which account is established for the benefit of the Purchaser for subsequent remittance by the Seller to the Purchaser.

      SECTION 5. Examination of Mortgage Files. Prior to the Closing Date, the Seller shall (a) deliver to the Purchaser in escrow, for examination, the Mortgage File for each Mortgage Loan, including a copy of the Assignment of Mortgage, pertaining to each Mortgage Loan, or (b) make the Mortgage Files available to the Purchaser for examination at the Seller's offices or such other location as shall otherwise be agreed upon by the Purchaser and the Seller. Such examination may be made by the Purchaser, or by any prospective purchaser of the Mortgage Loans from the Purchaser, at any time before or after the Closing Date upon prior reasonable notice to the Seller. The fact that the Purchaser or any prospective purchaser of the Mortgage Loans has conducted or has failed to conduct any partial or complete examination of the Mortgage Files shall not affect the Purchaser's (or any of its successor's) rights to demand repurchase, substitution or other relief as provided under the related Seller's Warranties and Servicing Agreement.

      Prior to Seller's receipt of the Purchase Price, the Purchaser shall cause the Custodian to act as bailee for the sole and exclusive benefit of the Seller pursuant to the Custodial Agreement and act only in accordance with Seller's instructions. Upon the Seller's receipt of the Purchase Price, the Seller shall provide notification to the Custodian to release ownership of the Mortgage Loan Documents specified above to the Purchaser. Such notification shall be in a form of a written notice by facsimile or other electronic media, with a copy sent to the Purchaser. Subsequent to such release, such Mortgage Loan Documents shall be retained by the Custodian for the benefit of the Purchaser. All Mortgage Loan Documents related to Mortgage Loans not purchased by the Purchaser on the Closing Date, shall be maintained by the Custodian for the benefit of the Seller and shall be returned to the Seller within two (2) Business Days after the Closing Date.

(page)

      SECTION 6. Representations, Warranties and Agreements of Seller. The Seller agrees and acknowledges that it shall, as a condition to the consummation of the transactions contemplated hereby, make the representations and warranties specified in Section 3.01 and 3.02 of the Seller's Warranties and Servicing Agreement, as of the Closing Date. The meaning of the term "Agreement" as used in Sections 3.01 and 3.02 of the Seller's Warranties and Servicing Agreement shall include this Agreement. The Seller, without conceding that the Mortgage Loans are securities, hereby makes the following additional representations, warranties and agreements which shall be deemed to have been made as of the Closing Date:

      a) neither the Seller nor anyone acting on its behalf has offered, transferred, pledged, sold or otherwise disposed of any Mortgage Loans, any interest in any Mortgage Loans or any other similar security to, or solicited any offer to buy or accept a transfer, pledge or other disposition of any Mortgage Loans, any interest in any Mortgage Loans or any other similar security from, or otherwise approached or negotiated with respect to any Mortgage Loans, any interest in any Mortgage Loans or any other similar security with, any Person in any manner, or made any general solicitation by means of general advertising or in any other manner, or taken any other action which would constitute a distribution of the Mortgage Loans under the Securities Act or which would render the disposition of any Mortgage Loans a violation of Section 5 of the Securities Act or require registration pursuant thereto, nor will it act, nor has it authorized or will it authorize any Person to act, in such manner with respect to the Mortgage Loans; and

      b) the Seller has not dealt with any broker or agent or anyone else who might be entitled to a fee or commission in connection with this transaction other than the Purchaser.

      SECTION 7. Representation, Warranties and Agreement of Purchaser. The Purchaser, without conceding that the Mortgage Loans are securities, hereby makes the following representations, warranties and agreements, which shall have been deemed to have been made as of the Closing Date.

      a) the Purchaser understands that the Mortgage Loans have not been registered under the Securities Act or the securities laws of any state;

      b) the Purchaser is acquiring the Mortgage Loans for its own account only and not for any other Person;

      c) the Purchaser considers itself a substantial, sophisticated institutional investor having such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of investment in the Mortgage Loans;

      d) the Purchaser has been furnished with all information regarding the Mortgage Loans which it has requested from the Seller or the Company; and

(page)

      e) neither the Purchaser nor anyone acting on its behalf offered, transferred, pledged, sold or otherwise disposed of any Mortgage Loan, any interest in any Mortgage Loan or any other similar security to, or solicited any offer to buy or accept a transfer, pledge or other disposition of any Mortgage Loan, any interest in any Mortgage Loan or any other similar security from, or otherwise approached or negotiated with respect to any Mortgage Loan, any interest in any Mortgage Loan or any other similar security with, any Person in any manner, or made any general solicitation by means of general advertising or in any other manner, or taken any other action which would constitute a distribution of the Mortgage Loans under the Securities Act or which would render the disposition of any Mortgage Loan a violation of Section 5 of the Securities Act or require registration pursuant thereto, nor will it act, nor has it authorized or will it authorize any Person to act, in such manner with respect to the Mortgage Loans.

      SECTION 8. Closing. The closing for the purchase and sale of the Mortgage Loans, shall take place on the Closing Date. At the Purchaser's option, the Closing shall be either: by telephone, confirmed by letter or wire as the parties shall agree; or conducted in person, at such place as the parties shall agree.

      The closing shall be subject to each of the following conditions:

      a)    all of the  representations  and  warranties  of the Seller  under this Agreement and under each Seller's Warranties and Servicing Agreement shall be true and correct as of the Closing Date and no event shall have occurred which, with notice or the passage of time, would constitute a default under this Agreement or an Event of Default under the related Seller's Warranties and Servicing Agreement;

      b) the Purchaser shall have received, or the Purchaser's attorneys shall have received in escrow, all Closing Documents as specified in
      Section 9 of this Agreement, in such forms as are agreed upon and acceptable to the Purchaser, duly executed by all signatories other than the Purchaser as required pursuant to the respective terms thereof;

      c) the Seller shall have delivered and released to the Custodian under the Seller's Warranties and Servicing Agreement all documents required pursuant to the related Custodial Agreement; and

      d) all other terms and conditions of this Agreement shall have been complied with.

      Subject to the foregoing conditions, the Purchaser shall pay to the Seller on the Closing Date the Purchase Price, plus accrued interest pursuant to Section 4 of this Agreement, by wire transfer of immediately available funds to the account designated by the Seller.

      SECTION 9. Closing Documents. With respect to the Mortgage Loans, the Closing Documents shall consist of fully executed originals of the following documents:

      1. the Seller's Warranties and Servicing Agreement, dated as of the Cut-off Date, in two counterparts;

(page)

      2.    this Agreement in two counterparts;

      3. a copy of the Custodial Agreement, dated as of November 30, 1999 by and between EMC Mortgage Corporation as Owner, and Wells Fargo Bank, N.A. (formerly Wells Fargo Bank Minnesota, N.A.) as Custodian, attached to the Seller's Warranties and Servicing Agreement ;

      4. the Mortgage Loan Schedule, one copy to be attached to each counterpart of the Seller's Warranties and Servicing Agreement;

      5. a Receipt and Certification, as required under the Custodial Agreement; and

      6. an Opinion of Counsel of the Seller, in the form of Exhibit 2 hereto.

      SECTION 10. Costs. The Purchaser shall pay any commissions due its salesmen, the legal fees and expenses of its attorneys and the costs and expenses associated with the Custodian. The Seller shall be responsible for reasonable costs and expenses associated with any preparation of the assignments of mortgage. All other costs and expenses incurred in connection with the transfer and delivery of the Mortgage Loans, including fees for title policy endorsements and continuations and the Seller's attorney fees, shall be paid by the Seller.

      SECTION 11. Servicing. The Mortgage Loans shall be serviced by the Seller in accordance with the terms of the applicable Seller's Warranties and Servicing Agreement. The Seller shall be entitled to servicing fees calculated as provided therein, at the Servicing Fee Rate shown on the first page of this Agreement unless otherwise agreed by the parties.

      SECTION 12. Financial Statements. The Seller understands that in connection with the Purchaser's marketing of the Mortgage Loans, the
Purchaser may request from the Seller and make available to prospective purchasers a Consolidated Statement of Operations of the Seller for the most recently completed two fiscal years respecting which such a statement is available, as well as a Consolidated Statement of Condition at the end of the last two fiscal years covered by such Consolidated Statement of Operations. The Purchaser, upon request, shall also make available any comparable interim statements to the extent any such statements have been prepared by the seller in a format intended or otherwise suitable for the public at large. The Seller, upon request, agrees to furnish promptly to the Purchaser copies of the statements specified above. The Seller shall also make available information on its servicing performance with respect to loans in its own mortgage banking portfolio and loans serviced for others (if any), including foreclosure and delinquency ratios.

      The Seller also agrees to allow access to a knowledgeable (as shall be determined by the Seller) financial or accounting officer for the purpose of answering questions asked by any prospective purchaser regarding recent developments affecting the Seller or the financial statements of the Seller.

(page)

      SECTION 13. Mandatory Delivery. The sale and delivery on the Closing Date of the Mortgage Loans described on the Mortgage Loan Schedule is mandatory, it being specifically understood and agreed that each Mortgage Loan is unique and identifiable on the date hereof and that an award of money damages would be insufficient to compensate the Purchaser for the losses and damages incurred by the Purchaser (including damages to prospective purchasers of the Mortgage Loans) in the event of the Seller's failure to deliver the Mortgage Loans on or before the Closing Date. All rights and remedies of the Purchaser under this Agreement are distinct from, and cumulative with, any other rights or remedies under this Agreement or afforded by law or equity and all such rights and remedies may be exercised concurrently, independently or successively.

      SECTION 14. Notices. All demands, notices and communications hereunder shall be in writing and shall be deemed to have been duly given if mailed, by registered or certified mail, return receipt requested, or, if by other means, when received by the other party at the address shown on the first page hereof, or such other address as may hereafter be furnished to the other party by like notice. Any such demand, notice of communication hereunder shall be deemed to have been received on the date delivered to or received at the premises of the addressee (as evidenced, in the case of registered or certified mail, by the date noted on the return receipt).

      SECTION 15. Severability Clause. Any part, provision, representation or warranty of this Agreement which is prohibited or which is held to be void or unenforceable shall be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof. Any part, provision, representation or warranty of this Agreement which is prohibited or unenforceable or is held to be void or unenforceable in any jurisdiction shall be ineffective, as to such jurisdiction, to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction as to any Mortgage Loan shall not invalidate or render unenforceable such provision in any other jurisdiction. To the extent permitted by applicable law, the parties hereto waive any provision of law which prohibits or renders void or unenforceable any provision hereof. If the invalidity of any part, provision, representation or warranty of this Agreement shall deprive any party of the economic benefit intended to be conferred by this Agreement, the parties shall negotiate, in good-faith, to develop a structure the economic effect of which is as close as possible to the economic effect of this Agreement without regard to such invalidity.

      SECTION 16.  Counterparts.    This    Agreement    may    be    executed
simultaneously in any number of counterparts. Each counterpart shall be deemed to be an original, and all such counterparts shall constitute one and the same instrument. The parties agree that this Agreement and signature pages thereof may be transmitted between them by facsimile and that faxed signatures may constitute original signatures and that a faxed signature page containing the signature of an authorized individual (faxed or original) is binding on the respective parties.

      SECTION 17. Place of Delivery and Governing Law. This Agreement shall be construed in accordance with the laws of the State of New York and the obligations, rights and remedies of the parties hereunder shall be determined in accordance with the laws of the State of New York, except to the extent preempted by Federal Law.

(page)

      Each of the Seller and the Purchaser hereby knowingly, voluntarily and intentionally waives any and all rights it may have to a trial by jury in respect of any litigation based on, or arising out of, under, or in connection with, this Agreement, or any other documents and instruments executed in connection herewith, or any course of conduct, course of dealing, statements (whether oral or written), or actions of the Seller or the Purchaser. This provision is a material inducement for the Purchaser to enter into this Agreement.

      SECTION 18. Further Agreements. The Purchaser and the Seller each agree to execute and deliver to the other such additional documents, instruments or agreements as may be necessary or appropriate to effectuate the purposes of this Agreement.

      Without limiting the generality of the foregoing, the Seller shall reasonably cooperate with the Purchaser in connection with the initial resales of the Mortgage Loans by the Purchaser. In that connection, the
Seller shall provide to the Purchaser: (i) any and all information and appropriate verification of information, whether through letters of its auditors and counsel or otherwise, as the Purchaser shall reasonably request, and (ii) such additional representations, warranties, covenants, opinions of counsel, letters from auditors and certificates of public officials or officers of the Seller as are reasonably believed necessary by the Purchaser in connection with such resales. Prior to incurring any out-of-pocket expenses pursuant to this paragraph, the Seller shall notify the Purchaser in writing of the estimated amount of such expense. The Purchaser shall reimburse the Seller for any such expense following its receipt of appropriate details thereof.

      SECTION 19. Intention of the Parties. It is the intention of the parties that the Purchaser is purchasing, and the Seller is selling, an undivided 100% ownership interest in the Mortgage Loans and not a debt instrument of the Seller or another security. Accordingly, the parties hereto each intend to treat the transaction for Federal income tax purposes as a sale by the Seller, and a purchase by the Purchaser, of the Mortgage Loans. The Purchaser shall have the right to review the Mortgage Loans and the related Mortgage Files to determine the characteristics of the Mortgage Loans which shall affect the Federal income tax consequences of owning the Mortgage Loans and the Seller shall cooperate with all reasonable requests made by the Purchaser in the course of such review.

      SECTION 20. Successors and Assigns; Assignment of Purchase Agreement. This Agreement shall bind and inure to the benefit of and be enforceable by the Seller and the Purchaser and the respective successors and assigns of the Seller and the Purchaser. This Agreement shall not be assigned, pledged or hypothecated by the Seller to a third party without the consent of the Purchaser.

      SECTION 21. Waivers; Other Agreements. No term or provision of this Agreement may be waived or modified unless such waiver or modification is in writing and signed by the party against whom such waiver or modification is sought to be enforced.

      SECTION 22. Exhibits. The exhibits to this Agreement are hereby incorporated and made a part hereof and are an integral part of this Agreement.

(page)

      SECTION 23. General Interpretive Principles. For purposes of this Agreement, except as otherwise expressly provided or unless the context otherwise requires:

      a) the terms defined in this Agreement have the meanings assigned to them in this Agreement and include the plural as well as the singular, and the use of any gender herein shall be deemed to include the other gender;

      b) accounting terms not otherwise defined herein have the meanings assigned to them in accordance with generally accepted accounting principles;

      c) references herein to "Articles", "Sections", "Subsections", "Paragraphs", and other subdivisions without reference to a document are to designated Articles, Sections, Subsections, Paragraphs and other subdivisions of this Agreement;

      d)    a  reference  to  a  Subsection  without  further  reference  to a
      Section is a  reference  to such  Subsection  as  contained  in the same
      Section in which the reference appears, and this rule shall also apply to Paragraphs and other subdivisions;

      e) the words "herein", "hereof", "hereunder" and other words of similar import refer to this Agreement as a whole and not to any particular provision; and

      f) the term "include" or "including" shall mean without limitation by reason of enumeration.

      SECTION 24. Reproduction of Documents. This Agreement and all documents relating thereto, including, without limitation, (a) consents, waivers and modifications which may hereafter be executed, (b) documents received by any party at the closing, and (c) financial statements, certificates and other information previously or hereafter furnished, may be reproduced by any photographic, photostatic, microfilm, micro-card, miniature photographic or other similar process. The parties agree that any such reproduction shall be admissible in evidence as the original itself in any judicial or administrative proceeding, whether or not the original is in existence and whether or not such reproduction was made by a party in the regular course of business, and that any enlargement, facsimile or further reproduction of such reproduction shall likewise be admissible in evidence.

                             [Signatures Follow]

(page)

      IN WITNESS WHEREOF, the Seller and the Purchaser have caused their names to be signed hereto by their respective officers thereunto duly authorized as of the date first above written.

                                          EMC MORTGAGE CORPORATION
                                          (Purchaser)

                                          By: _____________________________
                                          Name: ___________________________
                                          Title: __________________________

                                          WELLS FARGO BANK, N.A.
                                          (Seller)

                                          By: _____________________________
                                          Name: ___________________________
                                          Title: __________________________

(page)

                                  EXHIBIT 1

                            MORTGAGE LOAN SCHEDULE

(page)

                                  EXHIBIT 2

                          FORM OF OPINION OF COUNSEL

@
@
@
@

Re:   Wells Fargo Bank, N.A.
      Mortgage Loan Series @

Dear Sir/Madam:

I am @ of Wells Fargo Bank, N.A. and have acted as counsel to Wells Fargo Bank, N.A. (the "Company"), with respect to certain matters in connection with the sale by the Company of the mortgage loans designated as Mortgage Loan Series @ (the "Mortgage Loans") pursuant to that certain Seller's Warranties and Servicing Agreement and Mortgage Loan Purchase Agreement by and between the Company and @ (the "Purchaser"), dated as of @, 20__, (the "Agreements"), which sale is in the form of whole Mortgage Loans. Capitalized terms not otherwise defined herein have the meanings set forth in the Seller's Warranties and Servicing Agreement.

I have examined the following documents:

1.    the Seller's Warranties and Servicing Agreement;

2.    the Mortgage Loan Purchase Agreement;

3.    the Custodial Agreement;

4.    the form of endorsement of the Mortgage Notes; and

5. such other documents, records and papers as I have deemed necessary and relevant as a basis for this opinion.

To the extent I have deemed necessary and proper, I have relied upon the representations and warranties of the Company contained in the Agreements. I have assumed the authenticity of all documents submitted to me as originals, the genuineness of all signatures, the legal capacity of natural persons and the conformity to the originals of all documents.

Based upon the foregoing, it is my opinion that;

(page)

1. The Company is a national banking association duly organized, validly existing and in good standing under the laws of the United States.

2. The Company has the power to engage in the transactions contemplated by the Agreements, the Custodial Agreement and all requisite power, authority and legal right to execute and deliver the Agreements, the Custodial Agreement and the Mortgage Loans, and to perform and observe the terms and conditions of such instruments.

3. Each person who, as an officer or attorney-in-fact of the Company, signed (a) the Agreements, each dated as of @, 20__, by and between the Company and the Purchaser, and (b) any other document delivered prior hereto or on the date hereof in connection with the sale and servicing of the Mortgage Loans in accordance with the Agreements was, at the respective times of such signing and delivery, and is, as of the date hereof, duly elected or appointed, qualified and acting as such officer or attorney-in-fact, and the signatures of such persons appearing on such documents are their genuine signatures.

4. Each of the Agreements, the Custodial Agreement and the Mortgage Loans, has been duly authorized, executed and delivered by the Company and is a legal, valid and binding agreement enforceable in accordance with its terms, subject to the effect of insolvency, liquidation, conservatorship and other similar laws administered by the Federal Deposit Insurance Corporation affecting the enforcement of contract obligations of insured banks and subject to the application of the rules of equity, including those respecting the availability of specific performance, none of which will materially interfere with the realization of the benefits provided thereunder or with the Purchaser's ownership of the Mortgage Loans.

5. The Company has been duly authorized to allow any of its officers to execute any and all documents by original or facsimile signature in order to complete the transactions contemplated by the Agreements and the Custodial Agreement and in order to execute the endorsements to the Mortgage Notes and the assignments of the Mortgages, and the original or facsimile signature of the officer at the Company executing the Agreements, the Custodial Agreement, the endorsements to the Mortgage Notes and the assignments of the Mortgages represents the legal and valid signature of said officer of the Company.

6. Either (i) no consent, approval, authorization or order of any court or governmental agency or body is required for the execution, delivery and performance by the Company of or compliance by the Company with the Agreements, the Custodial Agreement or the sale and delivery of the Mortgage Loans or the consummation of the transactions contemplated by the Agreements and the Custodial Agreement; or (ii) any required consent, approval, authorization or order has been obtained by the Company.

7. Neither the consummation of the transactions contemplated by, nor the fulfillment of the terms of the Agreements and the Custodial Agreement, will conflict with or results in or will result in a breach of or constitutes or will constitute a default under the charter or by-laws of the Company, the terms of any indenture or other agreement or instrument to which the Company is a party or by which it is bound or to which it is subject, or violates any statute or order, rule, regulations, writ, injunction or decree of any court, governmental authority or regulatory body to which the Company is subject or by which it is bound.

(page)

8. There is no action, suit, proceeding or investigation pending or, to the best of my knowledge, threatened against the Company which, in my opinion, either in any one instance or in the aggregate, may result in any material adverse change in the business, operations, financial condition, properties or assets of the Company or in any material impairment of the right or ability of the Company to carry on its business substantially as now conducted or in any material liability on the part of the Company or which would draw into question the validity of the Agreements, and the Custodial Agreement, or of any action taken or to be taken in connection with the transactions contemplated thereby, or which would be likely to impair materially the ability of the Company to perform under the terms of the Agreements and the Custodial Agreement.

9. For purposes of the foregoing, I have not regarded any legal or governmental actions, investigations or proceedings to be "threatened" unless the potential litigant or governmental authority has manifested to the legal department of the Company or an employee of the Company responsible for the receipt of process a present intention to initiate such proceedings; nor have I regarded any legal or governmental actions, investigations or proceedings as including those that are conducted by state or federal authorities in connection with their routine regulatory activities. The sale of each Mortgage Note and Mortgage as and in the manner contemplated by the Agreements is sufficient fully to transfer all right, title and interest of the Company thereto as noteholder and mortgagee, apart from the rights to service the Mortgage Loans pursuant to the Agreements.

10. The form of endorsement that is to be used with respect to the Mortgage Loans is legally valid and sufficient to duly endorse the Mortgage Notes to the Purchaser. Upon the completion of the endorsement of the Mortgage Notes and the completion of the assignments of the Mortgages, and the recording thereof, the endorsement of the Mortgage Notes, the delivery to the Custodian of the completed assignments of the Mortgages, and the delivery of the original endorsed Mortgage Notes to the Custodian would be sufficient to permit the entity to which such Mortgage Note is initially endorsed at the Purchaser's direction, and to whom such assignment of Mortgages is initially assigned at the Purchaser's direction, to avail itself of all protection available under applicable law against the claims of any present or future creditors of the Company, and would be sufficient to prevent any other sale, transfer, assignment, pledge or hypothecation of the Mortgages and the Mortgage Notes by the Company from being enforceable.

This opinion is given to you for your sole benefit, and no other person or entity is entitled to rely hereon except that the purchaser or purchasers to which you initially and directly resell the Mortgage Loans may rely on this opinion as if it were addressed to them as of its date.

Sincerely,

(page)

@
@

@/@